Form 10-Q
period 2015-06-30
Uvic Inc.
filed 2015-08-12
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-203997

UVIC INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 30-0796392 IRS Employer Identification Number 7372 Primary Standard Industrial Classification Code Number

2235 E. Flamingo Rd., #100G

Las Vegas, NV 89119

Tel.  702-608-4543

 (Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2015
Common Stock, $0.001	7,000,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations for the three month period ended June 30, 2015 and its cash flows for the three month period ended June 30, 2015.

2 | Page

3 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JUNE 30, 2015 (UNAUDITED)	MARCH 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$ 4,130	$ 3,507
Prepaid expenses	500	500
Security deposit	250	250
Total current assets	4,880	4,257
Non-Current assets	1,900	1,900
Total Assets	$ 6,780	$ 6,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 4,621	$ 751
Total current liabilities	4,621	751

Total Liabilities	4,621	751

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,000,000 and 0 shares issued and outstanding	7,000	7,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(4,841)	(1,594)
Total Stockholders’ Equity (Deficit)	2,159	5,406

Total Liabilities and Stockholders’ Equity (Deficit)	$ 6,780	$ 6,157

The accompanying notes are an integral part of these financial statements.

4 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2015	Three months ended June 30, 2014	For the period from Inception (August 21, 2013) to June 30, 2015

Revenues	$ 2,607	$ -	$ 3,914
Operating expenses
General and administrative expenses	5,854	-	8,755
Net loss from operations	(3,247)	-	(4,841)

Loss before taxes	(3,247)	-	(4,841)

Provision for taxes	-	-	-

Net loss	$ (3,247)	$ -	$ (4,841)

Loss per common share: Basic and Diluted	$ (0.00)*	$ -**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,000,000	-**

* Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

5 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) to JUNE 30, 2015 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 21, 2013, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(206)	(206)
Balances as of March 31, 2014	-	-	-	(206)	(206)
Common shares issued for cash at $0.001 per share on November 28, 2014	7,000,000	7,000	-	-	7,000
Net loss for the year	-	-	-	(1,388)	(1,388)
Balances as of March 31, 2015	7,000,000	7,000	-	(1,594)	5,406
Net loss for the period				(3,247)	(3,247)
Balance as of June 30, 2015	7,000,000	$ 7,000	$ -	$ (4,841)	$ 2,159

The accompanying notes are an integral part of these financial statements.

6 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended June 30, 2015	Three months ended June 30, 2014	For the period from Inception (August 21, 2013) to June 30, 2015
Operating Activities
Net loss	$ (3,247)	$ -	$ (4,841)
Prepaid expenses	-		(500)
Security deposit	-		(250)
Net cash used in operating activities	(3,247)	-	(5,591)

Investing Activities	-		(1,900)
Net cash provided by (used in) investing activities	-	-	(1,900)
Financing Activities
Proceeds from sale of common stock	-	-	7,000
Proceeds from loan from shareholder	3,870	-	4,621
Net cash provided by financing activities	3,870	-	11,621
Net increase in cash and equivalents	623	-	4,130

Cash and equivalents at beginning of the period	3,507	-	-

Cash and equivalents at end of the period	$ 4,130	$ -	$ 4,130
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

UVIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2015 AND 2014 AND FRO THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO JUNE 30, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

UVIC, INC. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 21, 2013 (“Inception”) and has adopted March 31 fiscal year end. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 21, 2013) resulting in an accumulated deficit of $4,841 as of June 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is March 31.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

8 | Page

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the three months periods ended June 30, 2015 and 2014 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.                           Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

9 | Page

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2015, there were no unrecognized tax benefits.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three months periods ended June 30, 2015 and 2014.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of June 30, 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On November 28, 2014, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000.

As at June 30, 2015, 7,000,000 shares of common stock were issued and outstanding.

10 | Page

NOTE 5 – INCOME TAXES

As of June 30, 2015 the Company had net operating loss carry forwards of $4,841 that may be available to reduce future years’ taxable income through 2035. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – LOAN FROM SHAREHOLDER

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since August 21, 2013 (Inception) through June 30, 2015, the Company’s sole shareholder and director loaned the Company $4,621 to pay for incorporation costs and operating expenses.  As of June 30, 2015, the amount outstanding was $4,621. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

11 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

UVIC, INC. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 21, 2013 (“Inception”) and has adopted  March 31 fiscal year end. We intend to develop a web catalog integrated within the inventory count of any kind of shops aimed at all sorts of customers willing to acquire goods of any purpose. Our catalog is about to be based on the website platform demonstrating the availability of different goods intended for different purposes. The website mentioned above will permit the end commercial customers to order, purchase, or to put a hold on the goods in the shop itself. We plan to provide the customers with the up-to-date information concerning available goods and second, the online shop service will be offered, as an optional one. For instance, the end commercial customer will be able to put a hold on the goods in a shop using our web catalog. These goods will be automatically marked as “hold on/suspended”, so the user will only need to go to the shop to pay for the goods he chose. Also, we plan to develop a mobile application with all the functions of the website.

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of June 30, 2015, we had total assets of $6,780 and total liabilities of $4,621.  Since our inception to June 30, 2015, we have accumulated a deficit of $4,841. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2015

Our net loss for the three month period ended June 30, 2015 was $3,247. During the three month period ended June 30, 2015, we have generated $2,607 revenue.

The weighted average number of shares outstanding was 7,000,000 for the three month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015, our total assets were $6,780 compared to $6,157 in total assets at September 30, 2014. Total assets were comprised of $4,130 in cash, $500 in prepaid expenses, $250 in security deposit and $1,900 in equipment. As of June 30, 2015, our current liabilities were $4,621. Current liabilities were comprised of $4,621 in loan from shareholder.

Stockholders’ equity decreased from $5,406 as of March 31, 2015 to $2,159 as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2015, net cash flows used in operating activities was $3,247 consisting of a net loss of $3,247.

12 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Three month period ended June 30, 2015, net cash provided by financing activities was $3,870, consisting of $3,870 from loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

13 | Page

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UVIC, INC.
Dated: August 12, 2015	By: /s/ Iuldashkhan Umurzakov
Iuldashkhan Umurzakov, President and Chief Executive Officer and Chief Financial Officer

15 | Page