Form 10-Q
period 2015-09-30
Uvic Inc.
filed 2015-10-29
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 29, 2015
Common Stock, $0.001	9,670,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of its operations for the six month period ended September 30, 2015 and its cash flows for the six month period ended September 30, 2015.

2 | Page

3 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	SEPTEMBER 30, 2015 (UNAUDITED)	MARCH 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$ 28,078	$ 3,507
Prepaid expenses	500	500
Security deposit	250	250
Total current assets	28,828	4,257
Fixed assets
Plant and Machinery	1,523	1,900
	1,523	1,900
Total Assets	$ 30,351	$ 6,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 4,621	$ 751
Total current liabilities	4,621	751

Total Liabilities	4,621	751

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,670,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of March 31, 2015)	9,670	7,000
Additional paid-in-capital	24,030	-
Deficit accumulated during the development stage	(7,970)	(1,594)
Total Stockholders’ Equity (Deficit)	25,730	5,406

Total Liabilities and Stockholders’ Equity (Deficit)	$ 30,351	$ 6,157

The accompanying notes are an integral part of these financial statements.

4 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014	For the period from Inception (August 21, 2013) to September 30, 2015

Revenues	$ 1,300	$ -	$ 3,907	$ -	$ 5,214
Operating expenses
General and administrative expenses	4,210	-	10,283	-	13,184
Net loss from operations	(2,910)	-	(6,376)	-	(7,970)

Loss before taxes	(2,910)	-	(6,376)	-	(7,970)

Provision for taxes	-	-	-	-	-

Net loss	$ (2,910)	$ -	$ (6,376)	$ -	$ (7,970)

Loss per common share: Basic and Diluted	$ (0.00)*	$ -**	$ (0.00)*	$ -**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,153,913	-**	7,580,109	-**

* Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

5 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) to SEPTEMBER 30, 2015 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 21, 2013, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(206)	(206)
Balances as of March 31, 2014	-	-	-	(206)	(206)
Common shares issued for cash at $0.001 per share on November 28, 2014	7,000,000	7,000	-	-	7,000
Net loss for the year	-	-	-	(1,388)	(1,388)
Balances as of March 31, 2015	7,000,000	7,000	-	(1,594)	5,406
Common shares issued for cash at $0.01 per share	2,670,000	2,670	24,030	-	26,700
Net loss for the period				(6,376)	(6,376)
Balance as of September 30, 2015	9,670,000	$ 9,670	$ 24,030	$ (7,970)	$ 25,730

The accompanying notes are an integral part of these financial statements.

6 | Page

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended September 30, 2015	Six months ended September 30, 2014	For the period from Inception (August 21, 2013) to September 30, 2015
Operating Activities
Net loss	$ (6,376)	$ -	$ (7,970)
Prepaid expenses	-		(500)
Amortization	377		377
Security deposit	-		(250)
Net cash used in operating activities	(5,999)	-	(8,343)

Investing Activities	-		(1,900)
Net cash provided by (used in) investing activities	-	-	(1,900)
Financing Activities
Proceeds from sale of common stock	26,700	-	33,700
Proceeds from loan from shareholder	3,870	-	4,621
Net cash provided by financing activities	30,570	-	38,321
Net increase in cash and equivalents	24,571	-	28,078

Cash and equivalents at beginning of the period	3,507	-	-

Cash and equivalents at end of the period	$ 28,078	$ -	$ 28,078
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

UVIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER  30, 2015 AND 2014 AND FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO SEPTEMBER  30, 2015

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 21, 2013) resulting in an accumulated deficit of $7,970 as of September 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2015 the Company's bank deposits did not exceed the insured amounts.

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

For the three months periods ended September  30, 2015 and 2014 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

9 | Page

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

10 | Page

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2015, there were no unrecognized tax benefits.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three months periods ended September 30, 2015 and 2014.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2015.

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

Stock-Based Compensation

As of September 30, 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fixed Asset Policy: Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. For accounting and interim financial reporting purposes, depreciation expense is recorded on a monthly basis.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On November 28, 2014, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000. In August and September 2015, the Company issued 2,670,000 shares of its common stock at $0.01 per share for total proceeds of $26,700.

As at September 30, 2015, 9,670,000 shares of common stock were issued and outstanding.

11 | Page

NOTE 5 – INCOME TAXES

As of September 30, 2015 the Company had net operating loss carry forwards of $7,970 that may be available to reduce future years’ taxable income through 2035. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Since August 21, 2013 (Inception) through September 30, 2015, the Company’s sole shareholder and director loaned the Company $4,621 to pay for incorporation costs and operating expenses.  As of September 30, 2015, the amount outstanding was $4,621. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

12 | Page

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

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of September 30, 2015, we had total assets of $30,351 and total liabilities of $4,621.  Since our inception to September 30, 2015, we have accumulated a deficit of $7,970. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2015

Our net loss for the three month period ended September 30, 2015 was $2,910. During the three month period ended September 30, 2015, we have generated $1,300 revenue.

The weighted average number of shares outstanding was 8,153,913 for the three month period ended September 30, 2015.

Six Month Period Ended September 30, 2015

Our net loss for the six month period ended September 30, 2015 was $6,376. During the six month period ended September 30, 2015, we have generated $3,907 revenue.

The weighted average number of shares outstanding was 7,580,109 for the six month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015

As of September 30, 2015, our total assets were $30,351 compared to $6,157 in total assets at March 31, 2015. Total assets were comprised of $28,078 in cash, $500 in prepaid expenses, $250 in security deposit and $1,523 in equipment. As of September 30, 2015, our current liabilities were $4,621. Current liabilities were comprised of $4,621 in loan from shareholder.

Stockholders’ equity increased from $5,406 as of March 31, 2015 to $25,730 as of September 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2015, net cash flows used in operating activities was $5,999 consisting of a net loss of $6,376 and amortization of $377.

13 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended September 30, 2015, net cash provided by financing activities was $30,570, consisting of $26,700 from proceeds from sale of common stock   and $3,870 from loan from shareholder.

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

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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

UVIC, INC.
Dated: October 29, 2015	By: /s/ Iuldashkhan Umurzakov
Iuldashkhan Umurzakov, President and Chief Executive Officer and Chief Financial Officer

16 | Page