Form 10-Q/A
period 2015-09-30
Uvic Inc.
filed 2016-07-14
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of October 29, 2015
Common Stock, $0.001	9,670,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2015 and the results of its operations for the six month period ended September 30, 2015 and its cash flows for the six month period ended September 30, 2015.

ITEM 1.  FINANCIAL STATEMENTS

This Quarterly Report on Form 10-Q is being amended to accurately record on the Statement of Operations the amount of general and administrative expenses and the resulting net loss. Management of the Company does not deem this change to be material. This disclosure within Item 2. Management's Discussion and Analysis of Operations has been amended accordingly.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER 30, 2015 (UNAUDITED)	MARCH 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$28,078	$3,507
Prepaid expenses	500	500
Security deposit	250	250
Total current assets	28,828	4,257
Fixed assets
Plant and Machinery	1,523	1,900
	1,523	1,900
Total Assets	$30,351	$6,157

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$4,621	$751
Total current liabilities	4,621	751

Total Liabilities	4,621	751

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,670,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of March 31, 2015)	9,670	7,000
Additional paid-in-capital	24,030	-
Deficit accumulated during the development stage	(7,970)	(1,594)
Total Stockholders' Equity (Deficit)	25,730	5,406

Total Liabilities and Stockholders' Equity (Deficit)	$30,351	$6,157

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2015	Three months ended September 30, 2014		Six months ended September 30, 2015	Six months ended September 30, 2014		For the period from Inception (August 21, 2013) to September 30, 2015

Revenues	$1,300	$-		$3,907	$-		$5,214
Operating expenses
General and administrative expenses	4,429	-		10,283	-		13,184
Net loss from operations	(3,129)	-		(6,376)	-		(7,970)

Loss before taxes	(3,129)	-		(6,376)	-		(7,970)

Provision for taxes	-	-		-	-		-

Net loss	$(3,129)	$-		$(6,376)	$-		$(7,970)

Loss per common share: Basic and Diluted	$(0.00)*	$-	**	$(0.00)*	$-	**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,153,913	-	**	7,580,109	-	**

* Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) to SEPTEMBER  30, 2015
(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 21, 2013, Inception	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(206)	(206)
Balances as of March 31, 2014	-	-	-	(206)	(206)
Common shares issued for cash at $0.001 per share on November 28, 2014	7,000,000	7,000	-	-	7,000
Net loss for the year	-	-	-	(1,388)	(1,388)
Balances as of March 31, 2015	7,000,000	7,000	-	(1,594)	5,406
Common shares issued for cash at $0.01 per share	2,670,000	2,670	24,030	-	26,700
Net loss for the period				(6,376)	(6,376)
Balance as of September 30, 2015	9,670,000	$9,670	$24,030	$(7,970)	$25,730

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30, 2015	Six months ended September 30, 2014	For the period from Inception (August 21, 2013) to September 30, 2015
Operating Activities
Net loss	$(6,376)	$-	$(7,970)
Prepaid expenses	-		(500)
Amortization	377		377
Security deposit	-		(250)
Net cash used in operating activities	(5,999)	-	(8,343)

Investing Activities	-		(1,900)
Net cash provided by (used in) investing activities	-	-	(1,900)
Financing Activities
Proceeds from sale of common stock	26,700	-	33,700
Proceeds from loan from shareholder	3,870	-	4,621
Net cash provided by financing activities	30,570	-	38,321
Net increase in cash and equivalents	24,571	-	28,078

Cash and equivalents at beginning of the period	3,507	-	-

Cash and equivalents at end of the period	$28,078	$-	$28,078
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

 UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER  30, 2015 AND 2014 AND FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO SEPTEMBER  30, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS
Organization and Description of Business

UVIC, INC. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on August 21, 2013 ("Inception") and has adopted March 31 fiscal year end. The Company is in the development stage as defined under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities."

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 21, 2013) resulting in an accumulated deficit of $7,970 as of September 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.  Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year -end is March 31.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER  30, 2015 AND 2014 AND FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO SEPTEMBER  30, 2015

Accounts Receivable
Accounts receivable is reported at the customers' outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

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

Basic and Diluted Income (Loss) Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

The carrying value of cash and the Company's loan from shareholder approximates its fair value due to their short-term maturity.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER  30, 2015 AND 2014 AND FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO SEPTEMBER  30, 2015

Income Taxes
The Company accounts for income taxes pursuant to FASB ASC 740 "Income Taxes". Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three months periods ended September 30, 2015 and 2014.

Business Segments
ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2015.

Recent accounting pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

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

NOTE 5 – INCOME TAXES

As of September 30, 2015 the Company had net operating loss carry forwards of $7,970 that may be available to reduce future years' taxable income through 2035. However, the Company's ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – LOAN FROM SHAREHOLDER

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since August 21, 2013 (Inception) through September 30, 2015, the Company's sole shareholder and director loaned the Company $4,621 to pay for incorporation costs and operating expenses.  As of September 30, 2015, the amount outstanding was $4,621. The loan is non-interest bearing, due upon demand and unsecured.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

UVIC, INC. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on August 21, 2013 ("Inception") and has adopted  March 31 fiscal year end. We intend to develop a web catalog integrated within the inventory count of any kind of shops aimed at all sorts of customers willing to acquire goods of any purpose. Our catalog is about to be based on the website platform demonstrating the availability of different goods intended for different purposes. The website mentioned above will permit the end commercial customers to order, purchase, or to put a hold on the goods in the shop itself. We plan to provide the customers with the up-to-date information concerning available goods and second, the online shop service will be offered, as an optional one. For instance, the end commercial customer will be able to put a hold on the goods in a shop using our web catalog. These goods will be automatically marked as "hold on/suspended", so the user will only need to go to the shop to pay for the goods he chose. Also, we plan to develop a mobile application with all the functions of the website.

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

Three Month Period Ended September 30, 2015

Our net loss for the three month period ended September 30, 2015 was $3,129. During the three month period ended September 30, 2015, we have generated $1,300 revenue as compared to $3,907 generated during the three month period ended September 30, 2014 (a decrease of $997).  During the three month period ended September 30, 2015, we incurred operating expenses of $4,429 compared to operating expenses of $10,283 (a decrease of $7,154). Operating expenses consisted of general and administrative expense. Therefore, our net loss for the three month period ended September 30, 2015 was $3,129 compared to a net loss of $6,376 (a decrease of $3,247).

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

Stockholders' equity increased from $5,406 as of March 31, 2015 to $25,730 as of September 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosurecontrols and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

UVIC, INC.

Dated: July 13, 2016	By: /s/ Iuldashkhan Umurzakov
Iuldashkhan Umurzakov, President and Chief Executive Officer and Chief Financial Officer