Form 10-K
period 2016-03-31
Uvic Inc.
filed 2016-07-26
CIK 1635748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

UVIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2235 E. Flamingo Road, Suite 100G Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 608-4543

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of September 30, 2015 was $-0-.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,670,000 shares of common stock are outstanding as of July 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).    None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "UVIC", "we", "us" and "our" are to UVIC, Inc.

CORPORATE HISTORY

UVIC was incorporated in Nevada on August 21, 2013. We are development stage company and intend to commence operations in the business of developing a web catalog integrated within the inventory count of any kind of shops aimed at all sorts of customers willing to acquire goods of any purpose. Our catalog is about to be based on the website platform demonstrating the availability of different goods intended for different purposes. The website mentioned above will permit the end commercial customers to order, purchase, or to put a hold on the goods in the shop itself. We intend to engage in business activity, however, there is no assurance that we will be successful in developing our marketable product.

OUR BUSINESS

We intend to develop a web catalog integrated within the inventory count of any kind of shops aimed at all sorts of customers willing to acquire goods of any purpose. Our catalog is about to be based on the website platform demonstrating the availability of different goods intended for different purposes. The website mentioned above will permit the end commercial customers to order, purchase, or to put a hold on the goods in the shop itself. We plan to provide the customers with the uptodate information concerning available goods and second, the onlineshop service will be offered, as an optional one. For instance, the end commercial customer will be able to put a hold on the goods in a shop using our web catalog. These goods will be automatically marked as "hold on/suspended", so the user will only need to go to the shop to pay for the goods he chose. Also, we plan to develop a mobile application with all the functions of the website.

We have not yet developed our web catalog. We only have created the concept and have been developing the programming code and web designed for our web site. We do not yet offer our service.

We are software development company and we believe that such type of business does not have any restrictions for business operation worldwide. We believe that majority of business processes could be realized with help of freelancers and outsource suppliers of products and services.

Our principal office address is located at 2235 E. Flamingo Rd., #100G, Las Vegas, NV 89119. Our telephone number is 702-608-4543. Mr. Iuldashkhan Umurzakov mostly resides in Kyrgyzstan and partly resides in USA. We have rented the office in Nevada for business operations.

BUSINESS MODEL DESCRIPTION

We consider creating a web platform in a form of a web catalog to distribute various goods aimed at different categories of the end commercial users. Our principal incomes are planned to be advertising collaterals (the information about the shops listed in our catalog). In turn we propose special services, divided into the following stages:

Preparatory

This stage is meant to organize preparatory work with our clients before placing the articles of merchandize into our catalog. To carry out this stage we formulate a proposal which meets the expectations of our clients on how to promote their goods with the help of our catalog.

Dealing with articles of merchandize

Soon after the items of commerce are selected, we plan to offer a professional photoshoot of the goods and 3d visualization. We look forward to working with modeling agencies to have professional models involved, in cases where photoshoots of clothes are required.

Design and the web page

When the photographs are made we resolve photo editing and 3d rigging. After this work is complete, the web page of a particular shop is designed and placed into our web catalog. Every shop has its own system of inventory procedures, monitoring of stock balances, sales or pricing. We purpose of integrating those inventory systems into the one of our web catalog.

Launch

After all the stages mentioned above are all complete, our client will be able to possess a prepared web page where a commercial user may access the goods of our client listed in the catalog.

CLIENTS

We mainly aim at B2B market, at companies willing to have their goods presented on the Internet. Goods in mass demand are planned to be presented on our website. We think of dividing the clients into the following categories:

- Companies without the websites of their own, but willing to have their goods presented on the Internet. To the present date, there are many companies which do not have their website designed but they already have strong need to be promoted via world wide web. Thus, our web catalog is meant to be a starting point of their promotion and success.

- Companies possessing a website of their own but willing to expand their presence on the Internet. Some companies need additional presence of their goods on the Internet. We plan to include the information about goods of such clients into our catalog.
- Trade centers or single purpose shops. Many trade centers may place the information concerning particular boutiques within mentioned trade centers and the goods they sell.

- Private persons. People willing to use our services of the online shop to order goods with delivery.

MARKETING AND ADVERTISING

We plan to conduct an active marketing campaign to promote our web catalog. Our marketing strategy follows the next steps:

- Search engine optimization (SEO). We plan to pay great attention to online promotion of our catalog. We target to promote our web catalog to the first lines of search results at websites as Google.com, Yahoo.com, Aol. com, Bing.com, Ask.com.

Social networks. We plan to promote our web catalog in different social networks, for instance, Facebook, Twitter or Instagram.

- Presentations and exhibitions. We offer participation in different exhibitions and conferences dedicated to web technologies. Moreover, we intend to participate in displays of those goods which might be included in our web catalog.

- Direct sales. We may offer placing goods into our catalog through direct sales. We intend to hire sale managers whose task is make phone calls and arrange appointments with our target clients.

COMPETITION

As to the present date, there are many companies with similar services. There are the few barriers of entry in the business and level of competition is extremely high. We think that our main competitive advantage is a possibility to integrate inventory systems of shops into our web catalog. We intend to focus our forces on the specific needs related to our potential clients.

Revenue

Our principal income is planned to be based on the following grounds:
1. Selling of advertising spaces.
2. Commission fees for the sales on our web catalog platform.
3. Additional services such as a custom design of a web page of a particular shop, absence of rivals' advertisements on the web page of a shop, etc.

We plan to sell our product and service mostly through the Internet. We intend to turn our forces mostly on the United States market.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees. Iuldashkhan Umurzakov, our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as needed basis.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

CONTRACTUAL AGREEMENTS

On approximately February 24, 2015, we entered into that certain service agreement (the "Angara Agreement") with Angara Corp. (the "Client") for the purpose of preparing and creating 3D model of the Client's goods for publishing on our web-catalog and developing a webpage to be installed on our web space. The Client authorizes us to access its products and provide with all information for the web catalog. The estimated cost of the Angara Agreement is $2,614, which includes: Client goods photographs, Client goods 3D modeling, one web page, one additional blank web page and publishing of the final approved webpage to our web catalog. Fees due and owing to us under the terms of the Angara Agreement are due and payable on the following schedule: (i) 50% of the estimated cost upon signing of the Angara Agreement; and (ii) remaining balance due once web page is completed with the content provided from the Client. The Angara Agreement commenced with an initial non‐refundable deposit payment of $1,307. At the completion of the site, we will provide the Client with a final billing of the actual cost for the site.

On June 21, 2015 we executed a further service agreement (the "Rivex Agreement") with Rivex Technology Corp (the "Second Client"). The Rivex Agreement commences with an initial non‐refundable prepayment of $1,300.

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND AN ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $41,458 for fiscal year ended March 31, 2016 and a net loss of $1,388 for fiscal year ended March 31, 2015. In addition, we had an accumulated deficit of $43,052 at March 31, 2016 as compared with $1,594 at March 31, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

We had a net loss of $41,458 for fiscal year ended March 31, 2016 and net cash used in operations of $39,923 for fiscal year ended March 31, 2016. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2016, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm's report accompanying our March 31, 2016 and March 31, 2015 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at March 31, 2016. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended March 31, 2016 and March 31, 2015 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months to develop our sales channels. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $1,000,000 through an offering of securities.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, WHICH INCREASES THE RISK THAT OUR BUSINESS WILL FAIL.

We have no experience in the social media or internet industries, and have only nominal sales and marketing experience. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our website will gain wide acceptance in its targeted markets or that we will be able to effectively market our services.

ANY SIGNIFICANT DISRUPTION IN OUR WEB SERVICE COULD RESULT IN A LOSS OF CUSTOMERS.
Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of the website, network infrastructure and fulfillment processes (how we deliver services purchased by our customers). Prolonged or frequent interruptions in any of these systems could make our web catalog unavailable or unusable, which could diminish the overall attractiveness of our subscription service to existing and potential customers.

WE CANNOT GUARANTEE FUTURE CUSTOMERS. EVEN IF WE OBTAIN CUSTOMERS, THERE I NO ASSURANCE THAT WE WILL BE ABLE TO GENERATE A PROFIT. IF THAT OCCURS, WE WILL HAVE TO CEASE OPERATIONS.

We have not identified a considerable number of customers and we cannot guarantee that we will be able to attract future customers. Even if we obtain new customers for our service, there is no guarantee that we will make a profit. If we are unable to attract enough customers to operate profitably, we will have to suspend or cease operations.

OUR WEB CATALOG MAY BE DISPLACED BY NEWER TECHNOLOGY.

Internet technologies are undergoing rapid and significant technological change. Other companies may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our product obsolete or non-competitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes through the development and introduction of new products. We may not have the resources to do this. If our product candidates become obsolete and our efforts to secure and develop new products do not result in any commercially successful products, our sales and revenues will decline.

WE ARE IN A COMPETITIVE MARKET WHICH COULD IMPACT OUR ABILITY TO GAIN MARKET SHARE, WHICH COULD HARM OUR FINANCIAL PERFORMANCE.

The business of niche of web development is very competitive. Barriers to entry are relatively low, and we face competitive pressures from companies anxious to join this niche. There are a number of successful websites operated by proven companies that offer similar niche services, which may prevent us from gaining enough market share to become successful.  These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service.  If we cannot gain enough market share, our business and our financial performance will be adversely affected.

SOME OF OUR COMPETITORS MAY BE ABLE TO USE THEIR FINANCIAL STRENGTH TO DOMINATE THE MARKET, WHICH MAY AFFECT OUR ABILITY TO GENERATE REVENUES.
Some of our competitors may be much larger companies than us and very well capitalized. They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs. Their better financial resources could allow them to significantly out spend us on research and development, as well as marketing and production. We might not be able to maintain our ability to compete in this circumstance.

WE MUST SUCCESSFULLY INTRODUCE ENHANCED WEB SERVICES AND MANAGE THE COSTS ASSOCIATED WITH PRODUCING ENHANCED WEB SERVICES TO BE SUCCESSFUL. WE OPERATE IN A MARKET WHICH IS SUBJECT TO RAPID TECHNOLOGICAL AND OTHER CHANGES AND INCREASING COMPETITION COULD LEAD TO PRICING PRESSURES, REDUCED OPERATING MARGINS, LOSS OF MARKET SHARE AND INCREASED CAPITAL EXPENDITURES.

Our future success depends on our ability to continue to improve our existing web services and to develop enhanced web services using the latest technology that can satisfy customer needs. We cannot be certain that we will be successful at producing enhanced web services and we may find that the associated costs inhibit our ability to maintain or improve our gross profit margins. In addition, the failure of our web services to gain or maintain market acceptance or our failure to successfully manage our costs could adversely affect our financial condition.

The markets for our web services are highly competitive and we expect increased competition in the future that could adversely affect our revenue and market share. Larger established companies with high brand recognition may develop web based ervices that are competitive with our core services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their services and respond more quickly than we can to new technologies or changes. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED AND ANY MISUSE OF OUR INTELLECTUAL PROPERTY BY OTHRES COULD HARM OUR BUSINESS, REPUTATION AND COMPETITIVE POSITION.

Our trademarks, copyrights, trade secrets, trade dress and designs are valuable and integral to our success and competitive position. However, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions and technical measures from outside influences.

Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, service revenue, reputation and competitive position could be materially adversely affected.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, INCLUDING MR. UMURZAKOV, OUR CHIEF EXECUTIVE OFFICER, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE HIS SERVICES.

We are entirely dependent on the services of Mr. Umurzakov , our Chief Executive Officer, and a member of our Board. The loss of Mr. Umurzakov could damage customer relations and could restrict our ability to raise additional working capital if and when needed. There can be no assurance that Mr. Umurzakov will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE SKILLED EMPLOYEES NEEDED TO SUSTAIN AND GROW OUR BUSINESS.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company. Our success also depends largely on our ability to attract and retain highly qualified IT engineers and programmers, to train professionals and sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

OUR PRINCIPAL STOCKHOLDER IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 9,670,000 shares of common stock issued and outstanding. Currently, a principal stockholder, Robert Lee, holds approximately 72.38% of the voting power of our common stock entitled to vote on any matter brought to a vote of the stockholders. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholder.

OUR OFFICER AND DIRECTOR MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officer and director serves only part time and can become subject to conflicts of interest. He may devote part of their working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

OUR REPORTING OBLIGATIONS UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MAY BE SUSPENDED AUTOMATICALLY IF WE HAVE FEWER THAN 300 SHAREHOLDERS OF RECORD ON THE FIRST DAY OF OUR FISCAL YEAR.

We will not register our common stock under Section 12(g) of the Securities Exchange Act of 1934. Therefore, we will not be subject to the Commission's proxy, tender offer, and short swing insider trading rules for Section 12 registrants and our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we would only be required to file an annual report for the twelve months after this prospectus is declared effective by the SEC. Accordingly, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.  If our obligation to file reports under Section 15(d) is suspended it may decrease our common stock's liquidity, if any, affecting your ability to resell our common stock.

OUR INVESTORS MAY SUFFER FUTURE FILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.
Our Articles of Incorporation authorizes the issuance of 75,000,000 shares of common stock, par value $0.001 per share, of which 9,670,000 shares are currently issued and outstanding. Any subsequent issuances of shares of common stock may result in substantial dilution in the percentage of our common stock held by our existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WOULD LEAD TO LOSS OF INVESTOR CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION.

We are required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

To maintain compliance with Section 404 of the Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

THERE IS NO SIGNIFICANT ACTIVE TRADING MARKET FOR OUR SHARES, AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SHARES MAY BE UNABLE TO SELL THEM PUBLICLY.

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling our shares or obtaining market quotations;
●	Market visibility for our common stock may be limited; and
●	A lack of visibility for our common stock may depress the market price for our shares.

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in the defense industries; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company's securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management's attention and resources.

OUR COMMON STOCK IS CONSIDERED TO BE "PENNY STOCK."

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The market price of our common stock may be higher or lower than the price you may pay for your shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	variations in our quarterly operating results;
●	loss of a key relationship or failure to complete significant transactions;
●	additions or departures of key personnel; and
●	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

Any shares of common stock held by non-affiliates may be subject to applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold, however, if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance, provided that our Exchange Act registration remains in effect and we are current in our disclosure reporting obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office address is located at 2235 E. Flamingo Rd., #100G, Las Vegas, NV 89119. Our telephone number is 702-608-4543. Mr. Iuldashkhan Umurzakov mostly resides in Kyrgyzstan and partly resides in USA. We have rented office space in Nevada for business operations.

We entered into a month to month commercial property lease agreement dated November 10, 2014 with Flamingo Business Park (the "Lease Agreement"). In accordance with the terms and provisions of the Lease Agreement, we shall pay rent on a monthly basis at the rate of $250.00.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol "UVVC.PK" and is traded over the counter. As of the date of this Annual Report, we do not have any trading volume no any bid or ask price.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED MARCH 31, 2016:	High	Low
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of July 26, 2016, there were approximately 37 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this Annual Report, we have no compensation plans under which our equity securities were authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-0-	-	-0-
Equity compensation plans not approved by security holders	-	-	-
Total	-0-	-	-0-

INFORMATION RELATING TO OUTSTANDING SHARES

As of July 26, 2016, there were 9,670,000 shares of our common stock issued and outstanding. We have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares (of which 7,000,000 shares are owned by one individual as a principal stock holders) were issued in a registered transaction or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended March 31, 2016 and to current date, we issued an aggregate of 2,670,000 shares of unregistered common stock as follows.

During fiscal year ended March 31, 2016, we authorized the issuance of an aggregate 2,670,000 shares of our restricted common stock at a per share price of approximately $0.01 to investors resulting in gross proceeds of $26,700. The 2,670,000 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

REGISTERED SECURITIES

Registration Statement

On May 8, 2015, we filed a registration statement with the Securities and Exchange Commission Form S-1 to register 7,000,000 shares of our common stock at a per share price of $0.01 on behalf of selling shareholders. The SEC file number of the registration statement is 333-203997. The Form S-1 was declared effective by the SEC on August 7, 2015.

As of the date of this Annual Report, we understand that none of the selling shareholders have sold or exchanged common stock registered in the registration statement.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended March 31, 2016 and March 31, 2015 and should be read in conjunction with the Financial Statements and other information presented elsewhere in this Annual Report.

OVERVIEW

We intend to develop a web catalog integrated within the inventory count of any kind of shops aimed at all sorts of customers willing to acquire goods of any purpose. Our catalog will be based on the website platform demonstrating the availability of different goods intended for different purposes. The website mentioned above will permit the end commercial customers to order, purchase, or to put a hold on the goods in the shop itself. We plan to provide the customers with the up-to-date information concerning available goods and second, the online shop service will be offered, as an optional one. For instance, the end commercial customer will be able to put a hold on the goods in a shop using our web catalog. These goods will be automatically marked as "hold on/suspended", so the user will only need to go to the shop to pay for the goods he chose. Also, we plan to develop a mobile application with all the functions of the website.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED MARCH 31, 2016 AND MARCH 31, 2015

The following discussions are based on the financial statements of UVIC Inc. These charts and discussions summarize our financial statements for fiscal years ended March 31, 2016 and March 31, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended March 31,
	2016	2015
Revenues, net	$3,907	$1,307
Total Operating Expenses	45,365	2,695
Net Loss From Operations	41,458	1,388
Provision for Taxes	-0-	-0-
Net Loss	(41,458)	(1,388)
Net Loss per share	(0.00)

Net loss per share	$(0.01)	$(0.00)

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Our net loss for fiscal year ended March 31, 2016 was ($41,458) compared to a net loss of ($1,388) during fiscal year ended March 31, 2015 (an increase in net loss of $40,070).

We generated revenues of $3,907 during fiscal year ended March 31, 2016 compared to $1,307 during fiscal year ended March 31, 2015 (an increase of $2,600).

During fiscal year ended March 31, 2016, we incurred operating expenses of $45,365 compared to operating expenses of $2,695 incurred during fiscal year ended March 31, 2015 (an increase of $42,670). These operating expenses incurred during fiscal year ended March 31, 2016 consisted of general and administrative of $45,365 (2015: $2,695). General and administrative expenses consist of consulting, legal, accounting and transfer agent fees.

Operating expenses incurred during fiscal year ended March 31, 2016 compared to fiscal year ended March 31, 2015 increased primarily due to the increase in professional fees based upon the increased scale and scope of our business operations.

Thus, our loss from operations during fiscal year ended March 31, 2016 was ($41,458) compared to a loss from operations of ($1,388) during fiscal year ended March 31, 2015.

During fiscal years ended March 31, 2016 and March 31, 2015, we did not incur any other expenses. Therefore, we realized a net loss of ($41,458) or ($0.00) for fiscal year ended March 31, 2016 compared to a net loss of ($1,388) or ($0.00) for fiscal year ended March 31, 2015. The weighted average number of shares outstanding was 8,629,507 for fiscal year ended March 31, 2016 compared to 2,378,082 for fiscal year ended March 31, 2015.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended March 31, 2016

As of March 31, 2016, our current assets were $254 and our current liabilities were $10,813, which resulted in a working capital deficit of $10,559. As of March 31, 2016, current assets were comprised of $254 in cash. As of March 31, 2015, current liabilities were comprised of: (i) $4,621 in loan from shareholders; (ii) $6,100 in loan from others; and (iii) $92 in other liabilities.

As of March 31, 2016, our total assets were $1,461 comprised of: (i) $254 in current assets; and (ii)  plan and machinery of $1,207.

As of March 31, 2016, our total liabilities were $10,813 comprised of current liabilities. The increase in liabilities during fiscal year ended March 31, 2016 from fiscal year ended March 31, 2015 was primarily due to the increase in loan from others of $6,100 and loan from shareholder of $3,870.
Stockholders' equity (deficit) increased from $5,406 for fiscal year ended March 31, 2016 to ($9,352) for fiscal year ended March 31, 2015.

Cash Flows from Operating Activities
We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2016, net cash flows used in operating activities was $39,923 compared to $2,138 for fiscal year ended March 31, 2015. Net cash flows used in operating activities consisted primarily of a net loss of $41,458 (2015: $1,388), which was changed by: (i) prepaid expenses of $500 (2015: ($500)); (ii) amortization of $693 (2015: -0-); (iii) security deposit of $250 (2015: ($250)); and (iv) interest accrual of $92 (2015: $-0-).

Cash Flows from Investing Activities

For fiscal year ended March 31, 2016, net cash flows used in investing activities was $-0- compared to $1,900 for fiscal year ended March 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended March 31, 2016, net cash flows provided from financing activities was $36,670 compared to $7,545 for fiscal year ended March 31, 2015. Cash flows from financing activities for the fiscal year ended March 31, 2016 consisted of: (i) $26,700 (2015: $7,000) in proceeds from sale of common stock; (ii) $3,870 (2015: $545) in proceeds from loan from shareholder; and (iii) $6,100 (2015: $-0-) in proceeds from loan from others.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $41,458 at fiscal year ended March 31, 2016. Our revenue is not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2016 operations primarily with the revenue from sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,000,000 in equity financing during the next 12 months to satisfy our cash requirements to facilitate our business plan. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2016, then we may be required to reduce our expenses and scale back our operations.

Going Concern

We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2016, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for March 31, 2016 and March 31, 2015 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease office space at $250.00 monthly.

Our total current liabilities increased to $10,813 at fiscal year ended March 31, 2016 compared to $751 at fiscal year ended March 31`, 2015. As of March 31, 2016, we owe our sole officer/director $4,621, which is evidenced in a non-interesting bearing, due upon demand and unsecured note.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We continually assess any new accounting pronouncements to determine their applicability to us.  Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financials properly reflect the change. We current do not have any recent critical accounting pronouncements that we are studying and feel me be applicable.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UVIC INC.
FINANCIAL STATEMENTS
March 31, 2016 and 2015

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Uvic, Inc.

We have audited the accompanying balance sheets of Uvic, Inc. ("the Company") as of March 31, 2016, and the related statements of operations, stockholder's equity, and cash flows for the year ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uvic, Inc. as of March 31, 2016 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development of business and has incurred losses since inception of $43,052. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AJSH & Co LLP
AJSH & Co LLP
New Delhi, India
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 26 ----, 2016

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MARCH 31, 2016 (UNAUDITED)	MARCH 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$254	$3,507
Prepaid expenses	-	500
Security deposit	-	250
Total current assets	254	4,257
Fixed assets
Plant and Machinery	1,207	1,900
	1,207	1,900
Total Assets	$1,461	$6,157

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$4,621	$751
Loan from others	6,100
Other liabilities	92
Total current liabilities	10,813	751

Total Liabilities	$10,813	$751

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,670,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of March 31, 2015)	9,670	7,000
Additional paid-in-capital	24,030	-
Deficit accumulated during the development stage	(43,052)	(1,594)
Total Stockholders' Equity (Deficit)	(9,352)	5,406

Total Liabilities and Stockholders' Equity (Deficit)	$1,461	$6,157

The accompanying notes are an integral part of these financial statements.

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2016	Year ended March 31, 2016	Year ended March 31, 2015	For the period from Inception (August 21, 2013) to March 31, 2016	For the period from Inception (August 21, 2013) to March 31, 2015

Revenues	$0	$3,907	$1,307	$5,214	$1,307
Operating expenses
General and administrative expenses	26,017	45,365	2,695	48,266	2,901
Net loss from operations	(26,017)	(41,458)	(1,388)	(43,052)	(1,594)

Loss before taxes	(26,017)	(41,458)	(1,388)	(43,052)	(1,594)

Provision for taxes	-	-	-	-	-

Net loss	$(26,017)	$(41,458)	$(1,388)	$(43,052)	$(1,594)

Loss per common share: Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,670,000	8,629,507	2,378,082

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

UVIC, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) to March 31, 2016 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 21, 2013, Inception	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(206)	(206)
Balances as of March 31, 2014	-	-	-	(206)	(206)
Common shares issued for cash at $0.001 per share on November 28, 2014	7,000,000	7,000	-	-	7,000
Net loss for the year	-	-	-	(1,388)	(1,388)
Balances as of March 31, 2015	7,000,000	7,000	-	(1,594)	5,406
Common shares issued for cash at $0.01 per share	2,670,000	2,670	24,030	-	26,700
Net loss for the year				(41,458)	(15,441)
Balance as of March 31, 2016	9,670,000	$9,670	$24,030	$(43,052)	$16,665

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year ended March 31, 2016	Year ended March 31, 2015	For the period from Inception (August 21, 2013) to March 31, 2016	For the period from Inception (August 21, 2013) to March 31, 2015
Operating Activities
Net loss	$(41,458)	$(1,388)	$(43,052)	$(1,594)
Prepaid expenses	500	(500)		(500)
Amortization	693		693
Security deposit	250	(250)		(250)
Interest Accrual	92		92
Net cash used in operating activities	(39,923)	(2,138)	(42,267)	(2,344)

Investing Activities		(1,900)	(1,900)	(1,900)
Net cash provided by (used in) investing activities		(1,900)	(1,900)	(1,900)
Financing Activities
Proceeds from sale of common stock	26,700	7,000	33,700	7,000
Proceeds from loan from shareholder	3,870	545	4,621	751
Proceeds from loan from others	6,100		6,100
Net cash provided by financing activities	36,670	7,545	44,421	7,751

Net increase in cash and equivalents	(3,253)	3,507	254	3,507

Cash and equivalents at beginning of the period	3,507	0	3,507	0

Cash and equivalents at end of the period	$254	$3,507	3,761	$3,507
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-
Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2016 AND THE PERIOD FROM INCEPTION
(AUGUST 21, 2013) TO MARCH 31, 2016 AND 2015

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 21, 2013) resulting in an accumulated deficit of $43,052 as of March 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.  Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2016 AND THE PERIOD FROM INCEPTION
(AUGUST 21, 2013) TO MARCH 31, 2016 AND 2015

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

For the year ended March 31, 2015 and 2016 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2016 AND THE PERIOD FROM INCEPTION
(AUGUST 21, 2013) TO MARCH 31, 2016 AND 2015

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2016, there were no unrecognized tax benefits.

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended March 31, 2016 and 2015.

Business segments
ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2016.

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

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2016 AND THE PERIOD FROM INCEPTION
(AUGUST 21, 2013) TO MARCH 31, 2016 AND 2015

Stock-Based Compensation
As of March 31, 2016, the Company has not issued any stock-based payments to its employees.

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

As at March 31, 2016, 9,670,000 shares of common stock were issued and outstanding.

 NOTE 5 – INCOME TAXES
As of March 31, 2016 the Company had net operating loss carry forwards of $43,052 that may be available to reduce future years' taxable income through 2035. However, the Company's ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2016 AND THE PERIOD FROM INCEPTION
(AUGUST 21, 2013) TO MARCH 31, 2016 AND 2015

Since August 21, 2013 (Inception) through March 31, 2016, the Company's sole shareholder and director loaned the Company $4,621 to pay for incorporation costs and operating expenses.  As of March 31, 2016, the amount outstanding was $4,621. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 1993") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2016, our internal control over financial reporting was not effective.

We intend to institute a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We intend to increase the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2016 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who currently serve on the Board of Directors and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Iuldashkan Umurzakov	40	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and A Director	Inception

Iuldashkan Umurzakov, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole Member of the Board of Directors. Mr. Umurzakov was appointed our sole officer and director at inception on August 21, 2013. Mr. Umurzakov graduated from Kyrgyz National University named after Jusup Balasagyn, Faculty of mathematics, informatics and cybernetics in 1996. Since 1996 until 2001, Mr. Umurzakov worked as a system administrator in Kyrgcomservice, LLC. He was responsible for computer system support and IT programming. He established his own web-studio as a sole proprietor "IulUm & Partners" in 2001. The web-studio has been developing corporate websites, blogs, web platforms. For the last five years, Mr. Umurzakov has been a freelance web developer. We believe that Mr. Umurzakov's specific experience, qualifications and skills will enable to develop our web catalog.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee and Financial Expert
We do not have an audit committee and consequently we do not have a member of an audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, or is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.
We believe that the member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.
Code of Ethics
We have not adopted a code of ethics for our principal executive and financial officers for 2013. Our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.
Committees
We do not have a standing nominating committee for directors nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

Board of Directors Independence. Our board of directors currently consists of one member. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2016, appear to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

 We have not paid any compensation to our sole officer or director during fiscal years ended March 31, 2016 and March 31, 2015:

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)

Iuldashkan Umurzakov	2016		0	0	0						0
(Principal Chief Executive Officer, President, Principal Financial Officer and a Director)	2015	0		0 0						0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We do not have any employment contracts with our sole officer and director. However, there is a pending change-in-control arrangement.

Change in Control

On approximately May 17, 2016, our sole officer and director, Iuldashkan Umurzakov ("Umurzakov"), entered into that certain common stock purchase agreement (the "Stock Purchase Agreement") with Robert Lee ("Lee"). In accordance with the terms and provisions of the Stock Purchase Agreement, Umurzakov sold an aggregate 7,000,000 shares of common stock held of record to Lee representing an aggregate equity interest of 72.38% equity interest. In accordance with the terms and provisions of the Stock Purchase Agreement, the shares were transferred to Lee.  See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended March 31, 2016 and March 31, 2015.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of July 26, 2016 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 9,670,000 shares of common stock outstanding as of July 26, 2016.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Robert Lee	Common	7,000,000	72.38%
4576 Yongest Street
Toronto, Ontario
Canada M2N 6N4

Iuldashkan Umurzakov	Common	-0-	0%
2235 E. Flamingo Road #100G
Las Vegas, Nevada 89119

All officers and directors as a group (1 person)	Common	7,000,000	72.38%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders. Accordingly, Mr. Lee's equity ownership provides him with voting control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

In order for us to meet our financial obligations, our President, Iuldashkan Umurzakov, has loaned us funds on occasion to be repaid when funds are available. During fiscal year ended March 31, 2016 and 2015, Mr. Umurzakov loaned us an aggregate $4,621. We have not repaid these advances so the balance due to Mr. Umurzakov remains at $4,621.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2016		2015
Audit fees	$		$
Audit related fees		0		0
Tax fees		0		0
All other fees		0		0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of UVIC Inc. filed with the registration statement on Form S-1 filed with the Exchange on May 8, 2015 and incorporated herein by reference.

3.2	Bylaws of UVIC Inc. filed with the registration statement on Form S-1 filed with the Exchange on May 8, 2015 and incorporated herein by reference.

10.1	Service Agreement dated February 24, 2015 between UVIC Inc. and Angara Corp. filed with the registration statement on Form S-1 with the Exchange on May 8, 2015 and incorporated herein by reference.

10.2
Lease Agreement dated November 10, 2014 between UVIC Inc. and Flamingo Business Park filed with the registration statement on Form S-1 with the Exchange on June 15, 2015 and incorporated herein by reference.

10.3
Agreement dated February 26, 2015 between UVIC Inc. and  Jose Akdar Lubis, freelance web designer, filed with the registration statement on Form S-1 with the Exchange on June 15, 2015 and incorporated herein by reference.

10.4
Service Agreement Between UVIC Inc. and dated June 21, 2015 between UVIC Inc. and Rivex Technologies Corp. filed with the registration statement on Form S-1 with the Exchange on August 15, 2015 and incorporated herein by reference.

23.1	Consent of AJSH & Co.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	XBRL

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2016.

UVIC Inc.

By:	/s/ Iuldashkan Umurzakov
Iuldashkan Umurzakov
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer) and a Director