Form 10-Q
period 2016-06-30
Uvic Inc.
filed 2016-08-15
CIK 1635748

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2016
Common Stock, $0.001	9,670,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2016 and the results of its operations for the three month period ended June 30, 2016 and its cash flows for the three month period ended June 30, 2016.

ITEM 1.  FINANCIAL STATEMENTS

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30, 2016 (UNAUDITED)	MARCH 31, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$-	$254
Prepaid expenses	-	-
Security deposit	-	-
Total current assets	-	254
Fixed assets
Plant and Machinery	1,049	1,207
	1,049	1,207
Total Assets	$1,049	$1,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$4,479	$4,621
Loan from others	6,100	6,100
Other liabilities	1,965	92
Total current liabilities	12,544	10,813

Total Liabilities	$12,544	$10,813

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,670,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of June 30, 2016)	9,670	9,670
Additional paid-in-capital	24,030	24,030
Deficit accumulated during the development stage	(45,195)	(43,052)
Total Stockholders' Equity (Deficit)	(11,495)	(9,352)

Total Liabilities and Stockholders' Equity (Deficit)	$1,049	$1,461

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2016	Three months ended March 31, 2016	Year ended March 31, 2016	Year ended March 31, 2015	For the period from Inception (August 21, 2013) to March 31, 2016	For the period from Inception (August 21, 2013) to March 31, 2015

Revenues	$0	$0	$3,907	$1,307	$5,214	$1,307
Operating expenses
General and administrative expenses	2,143	26,017	45,365	2,695	48,266	2,901
Net loss from operations	(2,143)	(26,017)	(41,458)	(1,388)	(43,052)	(1,594)

Loss before taxes	(2,143)	(26,017)	(41,458)	(1,388)	(43,052)	(1,594)

Provision for taxes	-	-	-	-	-	-

Net loss	$(2,143)	$(26,017)	$(41,458)	$(1,388)	$(43,052)	$(1,594)

Loss per common share: Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,670,000	9,670,000	8,629,507	2,378,082

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2013) to June 30, 2016
(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 21, 2013, Inception	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(206)	(206)
Balances as of March 31, 2014	-	-	-	(206)	(206)
Common shares issued for cash at $0.001 per share on November 28, 2014	7,000,000	7,000	-	-	7,000
Net loss for the year	-	-	-	(1,388)	(1,388)
Balances as of March 31, 2015	7,000,000	7,000	-	(1,594)	5,406
Common shares issued for cash at $0.01 per share	2,670,000	2,670	24,030	-	26,700
Net loss for the year				(41,458)	(41,458)
Balance as of March 31, 2016	9,670,000	$9,670	$24,030	$(43,052)	$(9,352)
Common shares issued for cash at $0.01 per share	-	-	-	-	-
Net loss for the year				(2,143)	(2,143)
Balance as of June 30, 2016	9,670,000	$9,670	$24,030	$(45,195)	$(11,495)

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended June 30, 2016	Year ended March 31, 2016	Year ended March 31, 2015	For the period from Inception (August 21, 2013) to March 31, 2016	For the period from Inception (August 21, 2013) to March 31, 2015
Operating Activities
Net loss	$(2,143)	$(41,458)	$(1,388)	$(43,052)	$(1,594)
Prepaid expenses		500	(500)		(500)
Amortization	158	693		693
Security deposit		250	(250)		(250)
Expense Accrual	1,873	92		92
Net cash used in operating activities	(112)	(39,923)	(2,138)	(42,267)	(2,344)

Investing Activities			(1,900)	(1,900)	(1,900)
Net cash provided by (used in) investing activities			(1,900)	(1,900)	(1,900)
Financing Activities
Proceeds from sale of common stock		26,700	7,000	33,700	7,000
Proceeds from loan from shareholder	(142)	3,870	545	4,621	751
Proceeds from loan from others		6,100		6,100
Net cash provided by financing activities	(142)	36,670	7,545	44,421	7,751
Net increase in cash and equivalents	(254)	(3,253)	3,507	254	3,507

Cash and equivalents at beginning of the period	254	3,507	0	3,507	0

Cash and equivalents at end of the period	0	$254	$3,507	3,761	$3,507
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2016 AND THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO June 30, 2016

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 21, 2013) resulting in an accumulated deficit of ($45,195) as of June 30, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.  Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2016 AND THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO June 30, 2016

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

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2016 AND THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO June 30, 2016

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
 ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2016, there were no unrecognized tax benefits.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during quarter ended June 30, 2016.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2016.

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

Stock-Based Compensation

As of June 30, 2016, the Company has not issued any stock-based payments to its employees.

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

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2016 AND THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO June 30, 2016

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On November 28, 2014, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000. In August and September 2015, the Company issued 2,670,000 shares of its common stock at $0.01 per share for total proceeds of $26,700.

As at June 30, 2016, 9,670,000 shares of common stock were issued and outstanding.

NOTE 5 – INCOME TAXES

As of June 30, 2016 the Company had net operating loss carry forwards of $45,195 that may be available to reduce future years' taxable income through 2035. However, the Company's ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Since August 21, 2013 (Inception) through June 30, 2016, the Company's sole shareholder and director loaned the Company $4,479 to pay for incorporation costs and operating expenses.  As of June 30, 2016, the amount outstanding was $4,479. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

UVIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2016 AND THE PERIOD FROM INCEPTION (AUGUST 21, 2013) TO June 30, 2016

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

UVIC, INC. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on August 21, 2013 ("Inception") and has adopted March 31 fiscal year end. Our initial intent was to develop a web catalog integrated within the inventory count of any kind of shops aimed at all sorts of customers willing to acquire goods of any purpose. We planned to provide the customers with the up-to-date information concerning available goods and second, the online shop service will be offered, as an optional one. However, currently we are in negotiations to acquire Zoompass, Inc., an Ontario Canada corporation. If we close,  Zoompass will became our wholly owned subsidiary.  Zoompass is a carrier-class transaction platform from run sa program services business that enables and manages prepaid, check replacement, remittance, retail branded ePayments as well as Incentive card programs. Its partners include Visa and a Canadian bank its customers include businesses and governments for which Zoompass runs a wide range of open loop prepaid programs, including gift cards, incentive cards, check replacement cards and online virtual card account programs. There is no assurance that we will be able to close on the acquisition of Zoompass.

RESULTS OF OPERATION

At June 30, 2016, we were a development stage company with limited operations.   As of June 30, 2016, we had total assets of $1,049 and total liabilities of $12,544. Since inception to June 30, 2016, we had an accumulated a deficit of $11,495.  Even if we close on the acquisition of Zoompass, we anticipate that we will commence continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period June 30, 2016

Our net loss for the three month period ended June 30, 2016 was $2,143 and during that three month period we did not generate any revenue. We expect that to change with the anticipated acquisition of Zoompass.
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of December June 30, 2016, our total assets were $1.049 as compared to $6,780 in total assets at June 30, 2015. Total assets were comprised of plant and machinery. As of June 30, 2016, our current liabilities were $12,544 which comprised of a loan from shareholder, other loans and other liabilities.  If the Zoompass acquisition closes, we anticipate that the loans will be forgiven.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business in conjunction with the anticipated acquisition of Zoompass as outlined above.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start- up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE  SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report on our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES
No report required.

ITEM 5. OTHER INFORMATION

None.

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

UVIC, INC.

Dated: August 15, 2016	By: /s/ Iuldashkhan Umurzakov
Iuldashkhan Umurzakov Chief Executive Officer, Principal Executive Oficer, Principal Financial Officer, Principal Accounting Officer and Director