Form 10-Q
period 2016-09-30
Zoompass Holdings, Inc.
filed 2016-11-21
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _     ____to __  ___

Commission File No. 333-203997

UVIC INC.
 (Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 Atlantic Ave. , Suite 201 Toronto, Ontario M6K1Y2
(Address of principal executive offices, including Zip Code)
(416) 452-5254 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 21, 2016
Common stock, $0.0001 par value	11,120,136

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION		34

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Exhibits	32

SIGNATURES		33

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOOMPASS HOLDINGS INC. (formerly known as UVIC, INC.)
INTERIM CONSOLIDATED BALANCE SHEET (unaudited)
(Expressed in US dollars)

		September 30,
ASSETS	Note	2016
Current assets
Cash and cash equivalents	3	$90,343
Cash held in trust and customer deposits		1,794,339
Accounts receivable (net of allowance for doubtful accounts of $nil)		60,248
Prepaid expenses and other current assets		33,453
Total current assets		1,978,383
Equipment	4	60,662
Intangible assets	3, 5	8,795,013
		$10,834,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	9	$220,430
Client funds		1,630,978
Total liabilities		1,851,408

Shareholders' equity
Common stock, $0.0001 par value 500,000,000 shares authorized, 37,790,767 shares issued and outstanding	1,6,7	$3,779
Additional paid-up capital	1,7,8	20,563,121
Accumulated deficit		(11,562,875)
Accumulated other comprehensive loss		(21,375)
		8,982,650
		$10,834,058
Going concern	1
Commitments and contingencies	10

See accompanying notes to the unaudited interim consolidated financial statements

ZOOMPASS HOLDINGS INC. (formerly known as UVIC, INC.)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in US dollars)

		From date of incorporation to
	Note	September 30, 2016
Revenue
Gross revenue		$125,706
Commissions and agent fees		(38,002)
Net revenue		87,704
Processing and card fees		(117,874)
Gross Margin		(30,170)
Expenses
Salaries and consultants		(350,829)
Rent		(39,476)
Share-based payment expense	7,8	(11,056,129)
Depreciation	4	(4,879)
Professional fees		(3,351)
Transaction costs	3	(11,553)
Telecommunications		(25,459)
Office and sundry expenses		(32,852)
Foreign exchange		(2,206)
Bank fees		(5,971)
		(11,532,705)
Loss before income taxes		(11,562,875)
Net loss		$(11,562,875)

Other comprehensive loss
Foreign exchange translation loss		$(21,375)
Comprehensive loss		$(11,584,250)

Net loss per share - basic and diluted		$(0.40)
Weighted average number of common shares outstanding - basic
and diluted		28,833,893

See accompanying notes to the unaudited interim consolidated financial statements

ZOOMPASS HOLDINGS INC. (formerly known as UVIC, INC.)
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid-up capital	Deficit	Accumulated other comprehensive loss	Total
Issuance of founders shares		5,250	$1,182	$-	$-	$-	$1,182
Issuance of additional founders shares	7	12,020,501	-	-	-	-	-
Issued in respect of share-based payments	8	8,125,772	-	9,489,767	-	-	9,489,767
Issued in respect of acquisition of net assets	3,7	8,060,913	9,239,110	-	-	-	9,239,110
Issued in respect of private placement	7	233,331	23	270,456	-	-	270,479
Reverse merger with Zoompass Inc.	3,7	9,345,000	(9,236,536)	9,236,536	-	-	-
Warrants issued	7,8	-	-	1,566,362	-	-	1,566,362
Net loss		-	-	-	(11,562,875)	-	(11,562,875)
Foreign currency translation		-	-	-	-	(21,375)	(21,375)
September 30, 2016		37,790,767	$3,779	$20,563,121	$(11,562,875)	$(21,375)	$8,982,650

See accompanying notes to the unaudited interim consolidated financial statements

ZOOMPASS HOLDINGS INC. (formerly known as UVIC, INC.)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(Expressed in US dollars)

		From the date of incorporation to
	Note	September 30, 2016
Cash flow from operating activities
Net loss		$(11,562,875)
Non-cash items:
Depreciation		4,879
Share-based payment expense	7, 8	11,056,129
Foreign exchange loss		2,206
Changes in non-cash operating assets and liabilities
Accounts receivable		(13,773)
Deposits		45,393
Prepaids and other current assets		(3,962)
Accounts payable		190,445
Client funds		(42,879)
Net cash used in operating activities		(324,437)
Cash flow from investing activities
Asset acquisitions, cash acquired	3	208,723
Additions to intangibles	5	(60,000)
Net cash provided from investing activities		148,723
Cash flow from financing activities
Issuance of common stock		271,661
Net cash provided by financing activities		271,661
Effect of exchange rate changes on cash not held in U.S. dollars		(5,604)
Increase in cash and cash equivalents		90,343
Cash and cash equivalents, beginning of period		-
Cash and cash equivalents, end of period		$90,343

See accompanying notes to the unaudited interim consolidated financial statements

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

UVIC. Inc. ("UVIC" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, UVIC entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of UVIC agreed to cancel 7,000,000 shares of UVIC's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company will amend its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and file the appropriate forms with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016.

All share figures have been retroactively stated to reflect the stock split approved by shareholders, unless otherwise indicated.  Additionally, the Company's shareholders consented to an increase of the shares authorized to 500,000,000 and a revision of the par value to $0.0001.

As the former Zoompass shareholders ended up owning the majority of the Company, the transaction does not constitute a business combination and was deemed to be a recapitalization of the Company with Zoompass being the accounting acquirer, accordingly the accounting and disclosure information is that of Zoompass going forward.

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On June 28, 2016, pursuant to an agreement with a shareholder of Zoompass, certain net assets were acquired by Zoompass in exchange for shares of Zoompass (note 3).  The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and customer deposits as well as the associated client funds.

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

The Company expects the forgoing, or a combination thereof, to meet the Company's anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

These unaudited consolidated interim financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited consolidated interim financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated interim statement of financial position classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The unaudited consolidated interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.  From the date of incorporation on June 8, 2016, until the asset acquisition on June 28, further described in note 3, there was no operating activity, only the issuance of incorporation shares, the operations from June 28, 2016, to June 30, 2016, are immaterial to these consolidated interim financial statements. Accordingly, as a result of the Agreement, as described in Note 1, the Company has presented the unaudited consolidated interim statements of operations, comprehensive loss, shareholders' equity and cash flows from the date of incorporation until September 30, 2016.

Basis of consolidation: The unaudited consolidated financial statements comprise the accounts of UVIC Inc., the legal parent company, and its wholly-owned subsidiaries, Zoompass Inc and Paymobile Inc. (USA), after the elimination of all intercompany balances and transactions.

Subsidiaries are all entities (including special purpose entities) over which the Company, either directly or indirectly, has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. Where the group does not directly hold more than one half of the voting rights, significant judgment is used to determine whether control exists. These significant judgments include assessing whether the group can control the operating policies through the group's ability to appoint the majority of directors to the board. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group until the date on which control ceases.

The accounts of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies. Inter-company transactions, balances and unrealised gains or losses on transactions between the entities are eliminated.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Translation of foreign currencies: The reporting currency of the Company is the US dollar. The Company has determined that the functional currency of Zoompass is the Canadian dollar (references to which are denoted "C$").

Transactions in currencies other than the functional currency are recorded at the rates of the exchange prevailing on dates of transactions. At each financial position reporting date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at each reporting date. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated at the exchange rate at the historical date of the transaction.  The impact from the translation of foreign currency denominated items are reflected in the statement of income.

Translation of Zoompass' assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the consolidated interim financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive loss in the statement of changes in shareholders' equity.

Revenue recognition: The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, the delivery has occurred and collectability is reasonably assured.

In addition, the Company applies the following specific revenue recognition policies:

a)
The Company's revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date.  Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability.

b)	Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer.

c)	Other income represents gains realized on de-recognition of clients' funds payable.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Financial instruments: ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts reported in the consolidated interim balance sheets for cash and cash equivalents, cash in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company's policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the year.

Basic and diluted loss per share: Basic and diluted loss per share has been determined by dividing the net loss available to shareholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. The diluted weighted average number of shares outstanding is calculated as if all dilutive options had been exercised or vested at the later of the beginning of the reporting period or date of grant, using the treasury stock method.

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Common share equivalents, options and warrants are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Segment Reporting: ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated interim financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's does not have any reportable segments and all assets are located in, and all revenues are currently earned in Canada.

Cash and cash equivalents: Cash and cash equivalents include demand deposits held with banks and highly liquid investments with remaining maturities of ninety days or less at acquisition date.  For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. Cash in trust and customer deposits are amounts held by the Company at various financial institutions for settlement of clients' funds payable.  Client funds are amounts owing on behalf of clients for prepaid debit cards.
Property and equipment: Property and equipment is stated at historic cost. The Company has the following sub-categories of property and equipment with useful lives and depreciation methods as follows:

●	Computer equipment and furniture – 30% declining balance per year

The cost of assets sold, retired, or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts. Expenditures for maintenance and repairs are charged to expense as incurred.
Intangibles:  The Company has applied the provisions of ASC topic 350 – Intangibles – goodwill and other, in accounting for its intangible assets. Intangible assets subject to amortization are amortized on a straight-line method on the basis over the useful life of the respective intangibles.

Impairment of non-financial assets: The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable, or in the case of intangible assets having an indefinite useful life, assessed for impairment annually.
In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Income taxes:  Deferred taxation is recognised using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. However, the deferred taxation is not recognised if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxation is determined using tax rates (and laws) that have been enacted or substantially enacted by the reporting date and are expected to apply when the related deferred taxation asset is realised or the deferred taxation liability is settled.

Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realised simultaneously.

A deferred tax asset is recognised to the extent that it is probable that future taxable profits will be available against which the temporary difference can be utilised. Deferred tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realised.

Share-based payment expense: The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of warrants are valued using the Black-Scholes model with assumptions based on historical experience and future expectations. All issuances of share-based payments have been fully-vested, otherwise the Company recognizes such awards over the vesting period based on expectations of the number of awards expected to vest over that period on a straight-line basis.

Use of estimates: The preparation of the unaudited consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The areas where management has made significant judgments include, but are not limited to:

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Accounting for acquisitions
The accounting for acquisitions requires judgement to determine if an acquisition meets the definition of a business combination under ASC 805.  Further, management is required to use judgement to determine the fair value of the consideration provided and the net assets and liabilities acquired.

Deferred taxes
The Company recognizes the deferred tax benefit related to deferred income tax assets to the extent recovery is probable.  Assessing the recoverability of deferred income tax assets requires management to make significant estimates of future taxable profit and the income tax rate at which the future tax assets will be realized.  To the extent that future cash flows, taxable profit and income tax rates differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.  In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods from deferred income tax assets.

Derivative financial instruments: The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible loans, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the consolidated financial statements of adopting ASU 2014-09 will be assessed by management.

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss from this standard.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the period ended September 30, 2016. There was no impact on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss from this standard.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company is currently assessing the impact of ASU 2016-01.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASI 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASI 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments". This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after November 1, 2018. The Company is still assessing the impact that the adoption of ASI 2016-15 will have on the consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash".  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-18 will have on the interim consolidated statement of cash flows.

NOTE 3 – ACQUISTION AND REVERSE TAKEOVER TRANSACTION
Acquisition

Zoompass Inc.
Pursuant to an agreement dated June 28, 2016, certain net assets were acquired by Zoompass in exchange for shares of Zoompass.  The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and deposits and the associated customer liabilities.

Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

The value attributed to the shares given in exchange for the net assets was determined to be C$1.50 based on recent financings.  The following table sets forth the preliminary allocation of the purchase price to the net assets acquired, based on preliminary estimates of fair value.  The Company's assessment of fair value is substantially complete in respect of cash and cash equivalents, customer deposits and cash in trust, other current assets, accounts payable and customer liabilities.  Final valuations for the remaining items are not yet complete due to the inherent complexity associated with the valuations.  The below is a preliminary purchase price allocation and therefore subject to adjustment on the completion of the valuation process and analysis of resulting tax effects, if any.

Consideration
Common shares issued	$9,239,110

Net assets acquired
Cash and cash equivalents	$208,723
Customer deposits and cash in trust	1,843,296
Accounts receivable	46,641
Prepaids	29,573
Furniture and computer equipment	65,651
Intangibles	8,753,337
Accounts payable	(31,019)
Customer liabilities	(1,677,092)
Total net assets acquired	$9,239,110

Agreement with Zoompass Inc.
Effective August 22, 2016, UVIC, Inc. ("UVIC") entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation.   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass' Shareholders.  At the Closing Date, a significant shareholder, Rob Lee, of UVIC agreed to cancel 7,000,000 shares of UVIC's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

As the former Zoompass shareholders ended up owning the majority of the Company, Zoompass is deemed to be the accounting acquirer.  As UVIC was the accounting acquiree the net assets acquired are reflected in the statement of equity.

As at the effective date of the reverse takeover UVIC Inc. had $nil in net assets.

Proforma information has not been presented as the there was no operating activity in Zoompass Inc. from the date of incorporation to the date of the acquisition of assets, accordingly the results presented reflect all results of Zoompass during the period as well as that of the consolidated entity.

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Acquisitions	$63,258	$2,393	$65,651
Foreign exchange	(131)	(5)	(136)
Balance at September 30, 2016	$63,127	$2,388	$65,515

Accumulated depreciation	Computer equipment	Furniture	Total
Depreciation	$(4,759)	$(120)	$(4,879)
Foreign exchange	24	2	26
Balance at September 30, 2016	$(4,735)	$(118)	$(4,853)

Net equipment
Balance at September 30, 2016	$58,392	$2,270	$60,662

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

NOTE 5 – INTANGIBLE ASSETS

Cost	Acquired intangible assets	Payment platform	Total
Additions	$-	$60,000	$60,000
Acquisitions	8,753,337	-	8,753,337
Foreign exchange	(18,018)	(306)	(18,324)
Balance at September 30, 2016	$8,735,319	$59,694	$8,795,013

Amortization	Acquired intangible assets	Payment platform	Total
Amortization	-	-	-
Balance at September 30, 2016	$-	$-	$-
Net Intangible assets
June 8, 2016	$-	$-	$-
Balance at September 30, 2016	$8,735,319	$59,694	$8,795,013

The Company has capitalized $60,000 in costs related to improvements made on the acquired payment platform to further develop it for alternative business plans.  When the Company has completed the development of these improvements, they will be put into service and amortized over their expected life.

NOTE 6 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company has exposure to liquidity risk and foreign currency risk.  The Company's risk management objective is to preserve and redeploy the existing treasury as appropriate, ultimately to protect shareholder value.  Risk management strategies, as discussed below, are designed and implemented to ensure the Company's risks and the related exposure are consistent with the business objectives and risk tolerance.

Liquidity Risk: Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.  The Company manages its liquidity by ensuring that there is sufficient capital to meet short and long-term business requirements, after taking into account cash requirements from operations and the Company's holdings of cash and cash equivalents. The Company also strives to maintain sufficient financial liquidity at all times in order to participate in investment opportunities as they arise, as well as to withstand sudden adverse changes in economic circumstances.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2016, had $90,343, in cash and cash equivalents.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency transaction risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits. At September 30, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the unaudited consolidated interim balance sheet for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

NOTE 7 – COMMON STOCK AND WARRANTS

Common stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

On September 7, 2016, the Company's shareholders approved a forward common stock split of 3.5 to 1.

On August 24, 2016, the Company completed a non-brokered offering of 233,331 shares, which reflects the forward split, at $1.16 per common stock (C$1.50 per common stock) for aggregate gross proceeds of $270,479 (C$350,000).

On August 22, 2016, the Company issued 9,345,000 common stock, which reflects the forward split, in respect of the reverse takeover transaction.  See note 3 for additional details.

On June 28, 2016, Zoompass issued 8,060,913 shares, which reflects the forward split, to acquire certain net assets from a shareholder.  See note 3 for additional details.

On June 15, 2016, Zoompass issued 12,020,501 shares, which reflects the forward split, to the founders of Zoompass.

On June 8, 2016, Zoompass issued 5,250 common shares, which reflects the forward split, on the initial incorporation of the Company.

Warrants

On July 29, 2016, the Company issued 2,039,710 to certain individuals, which expire on October 31, 2016.  Each warrant is exercisable into one common stock of the Company, which reflects the forward split at an exercise price of C$0.50.

The 2,039,710 warrants were assigned a fair value of $1,566,362 using the Black-Scholes pricing model. The following weighted average assumptions were used: Risk free interest rate - 0.91%; expected volatility - 100%, based on comparable companies; expected dividend yield – nil; expected life – 0.26 years.

As the warrants were not issued in connection with an offering of shares, the fair value has been reflected in the consolidated interim statement of operations as share-based payment expense.

The weighted-average remaining contractual term of the outstanding warrants is 0.08 years and the weighted-average exercise price is C$0.50.

Subsequent to September 30, 2016, 1,129,711 warrants were exercised, which reflects the forward split, for gross proceeds of $430,629 (C$564,856).  The remaining outstanding warrants expired unexercised.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

NOTE 8– SHARE-BASED PAYMENTS

During the period ended September 30, 2016, the Company issued 8,125,772 common shares of Zoompass to certain parties including management, which reflects the forward split.  As no consideration was received for these common shares, the fair value was recorded as share-based payment expense in the consolidated interim statement of operations.  The value of the shares given was based on recent financings.

As discussed in note 7, the Company recognized share-based payments expense of $1,566,362 for the period ended September 30, 2016, for the issuance of warrants.  See note 7 for additional details.

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

As at September 30, 2016, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $55,455.  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at September 30, 2016, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of the Company of $44,980.  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at September 30, 2016, the Company had an amount owing to the President of the Company of $11,435 for salary.  A total of $642,320 was recognized during the period ended September 30, 2016, for share-based payments expense to the President.

A total of $48,875 was recognized during the period ended September 30, 2016, for share-based payments expense to the Chief Financial Officer.

A total of $1,650,578 was recognized during the period ended September 30, 2016, for share-based payments expense to a director of the Company.

As previously noted in note 3, the Company acquired certain net assets from a shareholder of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

 Fiscal Year
2016	$34,483
2017	137,931
2018	137,931
2019	137,931
2020	114,942
$563,218

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)

Contingencies

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of current pending matters will not have a material adverse effect on its business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, 1,129,711 warrants were exercised, which reflects the forward split, for gross proceeds of $430,629 (C$564,856).  The remaining outstanding warrants expired unexercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

·	projected operating or financial results, including anticipated cash flows used in operations;

·	expectations regarding capital expenditures; and

·	assumptions relating to our liquidity position, including our ability to obtain additional financing, if required.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

·	the loss of key management personnel on whom the Company depends;

·	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing if required.

·	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included in this Quarterly Report on Form 10-Q, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward- looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as otherwise required by applicable law.

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes for the period ended September 30, 2016 as filed with the Securities and Exchange Commission and included in this Form 10-Q.

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis management reviews our estimates and assumptions. The estimates were based on historical experience and other assumptions that management believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Selected financial data

U.S. Dollars	As at September 30, 2016
Statement of financial position
Cash and cash equivalents	$90,343
Other current assets	$1,888,040
Total current assets	$1,978,383
Total assets	$10,834,058
Total current liabilities	$1,851,408
Total liabilities	$1,851,408
Total shareholders equity	$8,982,650
Total liabilities and shareholders' equity	$10,834,058

U.S. Dollars except per share amounts	From the date of incorporation
Statements of Operations	September 30, 2016
Net revenue	$87,704
Gross margin	(30,170)
Expenses	(11,532,705)
Net loss	$(11,562,875)

Net loss per share
Basic and diluted	$(0.40)

There have been no cash dividends paid.

Nature of Operations

UVIC. Inc. ("UVIC" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, UVIC entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, a significant shareholder, Rob Lee, of UVIC agreed to cancel 7,000,000 shares of UVIC's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company will amend its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and file the appropriate forms with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016.

All share figures have been retroactively stated to reflect the stock split approved by shareholders, unless otherwise indicated.

As the former Zoompass shareholders ended up owning the majority of the Company, the transaction does not constitute a business combination and was deemed to be a recapitalization of the Company with Zoompass being the accounting acquirer, accordingly the accounting and disclosure information is that of Zoompass going forward.

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On June 28, 2016, pursuant to an agreement with a shareholder of Zoompass, certain net assets were acquired by Zoompass in exchange for shares of Zoompass.  The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and customer deposits as well as the associated client funds.

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

The Company expects the forgoing, or a combination thereof, to meet the Company's anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

Financial information in this filing have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. Financial information in this filing do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Significant Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based upon the condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis management reviews our estimates and assumptions. The estimates were based on historical experience and other assumptions that management believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect our financial position or results of operations.

From the inception of Zoompass Inc. to September 30, 2016, the Company, inclusive of the results of UVIC Inc., from August 22, 2016, generated a net loss of $11,562,875.  Included in the loss was an amount of $11,056,129 related to share-based payments, a non-cash item.

The Company may incur an additional operating loss for the three month period beginning October 1, 2016, until such time that its additional pipeline of new revenue streams are launched.

Results of operations for the period ended September 30, 2016

Revenue and cost of sales

The Company's revenue consists of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform.  For the period ended September 30, 2016, the Company had gross revenue of $125,706 and commission and agent fees of $38,002.  Additionally, the Company incurred processing and card fees of $117,874.

General and administrative and other expenses

For the period ended September 30, 2016, the Company incurred share-based payment expense of $11,056,129.  Included in share-based payment expense is an amount related to the grant of restricted shares to certain employees and full-time consultants.  Additionally, share-based payments expense was recognized for the value attributed to the grant of warrants to certain individuals.

The Company incurred salaries and full-time consultant expenses of $350,829 for the period ended September 30, 2016.  There were no salaries or consultant expenses recognized from the incorporation date to June 30, 2016.

The Company recognized depreciation expense of $4,879 and relates to the depreciation of computer equipment and furniture acquired.  As the Company, is currently enhancing the payment platform acquired to support its additional pipeline of revenue streams, costs incurred to enhance the platform are capitalized and are not being depreciated.

The Company recognized $11,553 in transaction costs during the period ended September 30, 2016, related to certain corporate transactions.

Telecommunication expense is comprised of telephone and internet expenses.  Included in telecommunication expense is the costs related to regular and ongoing technological support.  For the period ended September 30, 2016, the Company incurred telecommunication expense of $25,459.

The Company incurred $3,351 in professional fees related to the costs of lawyers and accountants.

Rent for the period ended September 30, 2016, was $39,476 and is related to the Company's corporate office.

Office and sundry expense includes office expenses such as supplies, insurance and additional costs incurred to support the corporate head office.  For the period ended September 30, 2016, the Company incurred $32,852 in office and sundry expenses.

Liquidity and Capital Resources

As part of the acquisition of certain assets, Zoompass acquired $208,723 in cash on June 28, 2016.  For the period ended September 30, 2016, the Company had cash used in operations of $324,437.  As at September 30, 2016, the Company had a positive net working capital balance of $126,975.

Operations for the period ended September 30, 2016, were primarily funded through the cash acquired as part of the acquisition of assets and a private placement which generated proceeds of $270,479 ($350,000 CDN dollars).  At September 30, 2016, the Company had cash and cash equivalents of $90,343.  Subsequent, to September 30, 2016, the Company generated approximately C$565,000 in proceeds through the exercise of warrants.

Subject to the launch of the additional pipeline of revenue streams, there is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due and consequently continue as a going concern. The Company may require additional funds to further develop our expanded business plan.  The Company may require additional financing this year to fund our operations and is examining possible sources of funding beyond the existing cash generated from operations.  Sales of additional equity securities would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially, or otherwise curtail operations.

The Company expects the forgoing, or a combination thereof, to meet our anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Net Cash Used in Operating Activities

During the period ended September 30, 2016, the Company acquired $208,723 in cash and cash equivalents from the acquisition of certain assets on June 28, 2016.  Additionally, the Company invested $60,000 during the period related to its software platform.

Net Cash Provided by Investing Activities

During the period ended September 30, 2016, the Company acquired $208,723 in cash and cash equivalents from the acquisition of certain assets on June 28, 2016.  Additionally, the Company invested $60,000 during the period related to its software platform.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $271,661.  Of this amount $270,479, and was the result of a private placement through the issuance of 266,661 shares, which is post the 3.5 to 1 split of shares.

Commitments

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

2016	$34,483
2017	137,931
2018	137,931
2019	137,931
2020	114,942
563,218

Financial instruments and risk factors

The Company has exposure to liquidity risk and foreign currency risk.  The Company's risk management objective is to preserve and redeploy the existing treasury as appropriate, ultimately to protect shareholder value.  Risk management strategies, as discussed below, are designed and implemented to ensure the Company's risks and the related exposure are consistent with the business objectives and risk tolerance.

Liquidity Risk: Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.  The Company manages its liquidity by ensuring that there is sufficient capital to meet short and long-term business requirements, after taking into account cash requirements from operations and the Company's holdings of cash and cash equivalents. The Company also strives to maintain sufficient financial liquidity at all times in order to participate in investment opportunities as they arise, as well as to withstand sudden adverse changes in economic circumstances.

The Company's primary source of additional liquidity is through financing transactions.  The Company's primary use of cash to September 30, 2016 was operating as well as general and administrative expenses.

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2016, had $90,343 in cash and cash equivalents.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency transaction risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits. At September 30, 2016, the Company's cash and cash equivalents, cash in trust and customer deposits was held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair Values:  The carrying amounts reported in the consolidated interim balance sheets for cash and cash equivalents, cash in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

As at September 30, 2016, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $55,455.  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at September 30, 2016, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of the Company of $44,980.  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at September 30, 2016, the Company had an amount owing to the President of the Company of $11,435 for salary.  .  A total of $642,320 was recognized during the period ended September 30, 2016, for share-based payments expense to the President.

A total of $48,875 was recognized during the period ended September 30, 2016, for share-based payments expense to the Chief Financial Officer.

A total of $1,650,578 was recognized during the period ended September 30, 2016, for share-based payments expense to a director of the Company.

As in previously noted in note 3 to the unaudited interim consolidated financial statements, the Company acquired certain net assets from a shareholder of the Company.

As in previously noted in note 3 to the unaudited interim consolidated financial staements, the Company acquired certain net assets from a shareholder of the Company.

 Recent Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the consolidated financial statements of adopting ASU 2014-09 is currently being assessed by the management.

  In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the consolidated balance sheets or the statement of operations and comprehensive loss.

  In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing on January 1, 2016. The Company has adopted this ASU No. 2015-16 as at and for the period ended September 30, 2016.  There was no material effect on the interim consolidated balance sheet or the interim consolidated results of operations and comprehensive loss.

  In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing on January 1, 2017. The Company is currently assessing the impact of the adoption of ASU No. 2015-17.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company is evaluating the impact the adoption of this ASU will have on the interim consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the interim consolidated balance sheet and the interim consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASU 2016-09 will have on the interim consolidated balance sheet and the interim consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments". This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after November 1, 2018. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the interim consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash".  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-18 will have on the interim consolidated statement of cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements.

ITEM 1.  Off Balance Sheet Arrangements

The Company has no off-balance sheet transactions.

ITEM 2.  RECENT UNREGISTERED SALES OF EQUITY SECURITIES

Effective August 22, 2016 (the "Closing Date"), the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass's shareholders ("Zoompass Shareholders") in exchange for all the shares of Zoompass owned by the Zoompass Shareholders.  At the Closing Date, Robert Lee agreed to cancel 7,000,000 shares of the Company's common stock which he had acquired from Iuldashkhan Umurzakov, which shares constituted the control shares of the Company.  Other than Robert Lee, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.

Subsequent to September 30, 2016, 322,774 common  shares were issued through the exercise of warrants at a pre-share split exercise price of C$1.75.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company" (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures" as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties as well as lack of administrative and financial personnel and related resources.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Subsequent to September 30, 2016, 322,774 common  shares were issued through the exercise of warrants at a pre-share split exercise price of C$1.75.

ITEM 1A. RISK FACTORS

The Company, as a "smaller reporting company" (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

Effective August 22, 2016 (the "Closing Date"), the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass's shareholders ("Zoompass Shareholders") in exchange for all the shares of Zoompass owned by the Zoompass Shareholders.  At the Closing Date, Robert Lee agreed to cancel 7,000,000 shares of the Company's common stock which he had acquired from Iuldashkhan Umurzakov, which shares constituted the control shares of the Company.  Other than Robert Lee, shareholders of the Company held 2,600,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.

ITEM 3. EXHIBITS

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UVIC, Inc.
November 21, 2016	/s/ Rob Lee
Rob Lee Chief Executive Officer (Principal Executive Officer)