Form 10-K
period 2016-12-31
Zoompass Holdings, Inc.
filed 2017-04-24
CIK 1635748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File No. 333-203997

ZOOMPASS HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 Atlantic Ave. , Suite 201 Toronto, Ontario M6K1Y2
(Address of principal executive offices, including Zip Code)
(416) 767-8920 (Registrant's telephone number, including area code)
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2017
Common stock, $0.0001 par value	39,680,731

ZOOMPASS HOLDINGS, INC.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "should", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	deterioration of the credit markets;

•	competition within our industry;
•	asset impairment and other charges;
•	our identifying, making and integrating acquisitions;

•	loss of key executives;
•	the ability to employ skilled and qualified workers;

•	inadequacy of insurance coverage for certain losses or liabilities;
•	federal legislation and state legislative and regulatory initiatives relating to our industry;

•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products services will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the period ended December 31, 2016, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Zoompass Holdings, Inc. or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to Zoompass Holdings, Inc. and our subsidiaries.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Overview of Our Business
Recent Developments

UVIC, Inc., was incorporated in Nevada on August 21, 2013.

On May 8, 2015, UVIC, Inc., filed a registration statement with the Securities and Exchange Commission Form S-1 to register 7,000,000 shares of our common stock at a per share price of $0.01 on behalf of selling shareholders. The SEC file number of the registration statement is 333-203997. The Form S-1 was declared effective by the SEC on August 7, 2015.

Prior to the transaction described below, UVIC., Inc., had limited operating and development activities.

Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and filed the appropriate forms with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and were subsequently approved by the applicable regulatory bodies in February 2017, for shareholders of record on September 7, 2016.

ITEM 1A. RISK FACTORS

Global Economic Conditions
The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries, have been impacted by these market conditions. Market events and conditions, including volatility in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede the Company's access to capital or increase the cost of capital and may adversely affect the Company's operations. The Company is also exposed to liquidity risks in meeting its operating and capital expenditure requirements in instances where the Company's cash position is unable to be maintained or appropriate financing is unavailable. These factors may impact the Company's ability to obtain capital on terms favourable to it or at all. Increased market volatility may impact the Company's operations which could adversely affect the trading price of the Common Shares.

Operating and Capital Requirements
The Company competes for financing and personnel with other financial technology companies. There can be no assurance that additional capital or other types of financing will be available, when needed, or that, if available, the terms of such financing will be favourable to the Company. The Company may need to make significant expenditures in connection with the development of its platform or other lines of business.  There is no assurance that any such funds will be available for operations and the ability of the Company to raise such capital will depend, in part, upon conditions in the capital markets at the time and its historical business performance. If additional capital is raised by the issuance of shares from the treasury of the Company, shareholders may suffer dilution. Future borrowings by the Company or its subsidiaries may increase the level of financial and interest rate risk to the Company as the Company will be required to service future indebtedness. Further, failure to obtain additional financing on a timely basis could cause the Company to reduce, suspend, or terminate its proposed operations.

Dependence on Highly Skilled Personnel
The Company's prospects depend in part on the services of key executives and other highly skilled and experienced personnel focused on managing the Company's interests, in addition to the identification of new opportunities for growth and funding. The loss of these persons or the Company's inability to attract and retain additional highly skilled employees required for the Company's activities may have a material adverse effect on its business or future operations. The Company does not currently maintain "key person" life insurance on any of its key employees.

Negative Operating Cash Flow
The Company has negative operating cash flow and may continue to have negative operating cash flow in future periods. To the extent that the Company has negative operating cash flow, the Company will need to continue to deploy a portion of its cash reserves to fund such negative operating cash flow.

Limited operating history of the Company's new direction; No assurance of profitability; anticipated losses.
The Company has a limited operating history and, accordingly, has a limited operating history on which to base an evaluation of our business. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets which involve technology. The in development operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate. Unanticipated delays, expenses and other problems such as setbacks in launch and development, product sourcing manufacturing, and market acceptance are frequently encountered in establishing a new business such as the Company`s. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of the Company`s limited operating history, the Company has limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

The Company has not achieved profitability to date. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

Regulatory Risk
Although the Company follows certain laws and regulations and receives the requisite approvals to operate in the lines of business it currently or intends to operate in there is no guarantee that these laws, regulations and approvals will not be challenged or impugned. Further changing regulatory regimes may subject the Company to new laws and regulations.  Changes in the regulatory environment the Company operates in can have a material adverse affect on operations.

Demand for our products and services may not develop as expected our projected revenues and profits will be affected.
Future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and the purchase and consumption of our products and services.  The Company believes, and our growth expectations assume, that the markets for our suite of products and services will continue to grow, that the Company will increase its  penetration of these markets and that our anticipated revenue from selling into this market will continue to increase. If the Company's expectations as to the size of these markets and its ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be harmed.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.
Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results or future predictions prepared by the Company as an indication of our future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Factors that may cause our operating results to fluctuate include:

●	our ability to arrange potential financing or generate operating cash flows;
●	our ability to acquire products to resell to our customers;
●	changes in federal, state and local government;
●	availability and costs of labor and equipment;
●	the addition of new customers or the loss of existing customers;
●	our ability to control costs, including operating expenses;
●	changes in the mix of our products and services;
●	the length of our sales cycle;
●	the productivity and growth of our sales force;
●
the timing of opening of new offices or making other significant investments in the growth of our business, as the revenue we hope to generate from those expenses often lags several quarters behind those expenses;

●	changes in pricing by us or our competitors;
●	costs related to the acquisition and integration of companies or assets;
●	general economic trends, including changes in geopolitical events such as war or incidents of terrorism; and
●	future accounting pronouncements and changes in accounting policies.

The Company operates in a highly competitive industry and competitors may compete more effectively.
Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer products and services at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

International operations could expose business to additional risks
The Company expects to generate a portion of sales outside of Canada in the future. Operating internationally is one of our growth strategies, and we expect our revenue and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face currently:

•	establishing and managing highly experienced foreign suppliers, distributors and relationships and overseeing and ensuring the performance of foreign subcontractors;
•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those which the Company currently operates in;
•	increased exposure to foreign currency exchange rate risk;
•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•	difficulties in repatriating overseas earnings;
•	general economic conditions in the countries in which we operate; and
•	political unrest, war, incidents of terrorism or responses to such events.

Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.

The Company relies on outside consultants, service providers and suppliers
We will rely on the experience of consultants, service providers and suppliers . In the event that one or more of these consultants or terminates its relationship with the Company, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such consultants, service providers and suppliers  could be obtained under conditions favorable to us.

We rely on strategic relationships to promote our products
The Company relies on strategic partnerships with outside companies and individuals to promote and supply certain of our products and services, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through with certain service providers who we feel could assist us with our promotion strategies. Our dependence, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

Reliance on our suppliers
The Company relies vendors and suppliers to provide power, as well as high quality products and services on a consistent basis.  The future success of the Company is contingent on the efforts and performance of these suppliers. The Company may have difficulty in locating or using alternative resources should supply problems arise with the current suppliers. An interruption or reduction in the source of supply of or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

Future growth could strain resources, and if the Company is unable to manage growth, it may not be able to successfully implement our business plan.
The Company hopes to experience rapid growth in operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Failure to protect intellectual property, our planned business could be adversely affected.
Despite efforts to protect and ensure the Company has proprietary rights, parties may attempt to copy aspects of our products, obtain, claim and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

Unforeseen Liabilities from Past Acquisitions
There may be liabilities and claims that the Company has failed to discover or has underestimated in connection with previous acquisitions. In addition, there may be expenditure requirements that the Company has failed to discover or underestimated in connection with these acquisitions, which amounts may be material. Any such liabilities or expenditure requirements could have a material adverse effect on the Company's business, financial condition or future prospects.

Conflicts of Interest
Certain of the directors and officers of the Corporation also serve as directors and/or officers of other companies there exists the possibility for such directors and officers to be in a position of conflict. Any decision made by any of such directors and officers will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of the Company and its shareholders. In addition, each director is required to declare and refrain from voting on any matter in which such director may have a conflict of interest.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.
Our articles of incorporation authorize the issuance of up to 500,000,000 shares of our common stock, with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.
The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.
In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

The price of our common stock may be negatively impacted by factors that are unrelated to our operations.
Although our common stock is currently listed for quotation on the OTC Markets and a market is established and trading has begun, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will continue in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.
We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office #201 – 107 Atlantic Avenue, Toronto, Ontario, Canada, M6K 1Y2.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Since November 2016, our common stock has been quoted on the OTCQB, which is part of the OTC Market Group's quotation system. We were initially traded under the symbol "UVVC" but beginning in January 2017, our stock began trading under the symbol "ZPAS".

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$2.27	$2.25
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

FISCAL YEAR ENDED DECEMBER 31, 2015:
Fourth Quarter	n/a	n/a
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

(1)  The above tables set forth the range of high and low closing prices per share of our common stock.

Approximate Number of Holders of Our Common Stock

As of April 20, 2017, the Company had approximately 134 stockholders of record and 39,680,731 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Our registrar and transfer agent for our common stock is VStock Transfer. Their address is 18 Lafayette Place, Woodmere, NY 11598 and their telephone number and facsimile are +1 (646) 536-3179 and +1 (212) 828-8436, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, "Securities Authorized for Issuance Under Equity Compensation Plans".

Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

In April 2017, through a series of private placements, the Company completed several subscriptions for the issuance of non-registered common shares for gross proceeds of C$234,000 through the issuance of 131,959 common shares.

In March 2017, the Company issued 380,331 shares through the exercise of 380,331 share purchase warrants which were exercised at Cdn$0.50.

On August 24, 2016, the Company completed a non-brokered offering of 233,331 shares, which reflects the forward split, at $1.16 per common stock (C$1.50 per common stock) for aggregate gross proceeds of $270,479 (C$350,000).

Effective August 22, 2016 (the "Closing Date"), the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass's shareholders ("Zoompass Shareholders") in exchange for all the shares of Zoompass owned by the Zoompass Shareholders.  At the Closing Date, Robert Lee agreed to cancel 7,000,000 shares of the Company's common stock which he had acquired from Iuldashkhan Umurzakov, which shares constituted the control shares of the Company.  Other than Robert Lee, shareholders of the Company held 2,600,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  All share numbers do not reflect the 3.5 to 1 forward share split consented to by the majority of shareholders on September 7, 2016.

On October 12, 2016, the Company issued 1,129,711 shares through the exercise of 1,129,711 share purchase warrants raising gross proceeds of $427,985 (C$537,601).

On December 15, 2016, the Company completed a non-brokered offering of 379,921 shares at $1.12 per common stock (C$1.50 per common stock) for net proceeds of $401,285, net of a financing fee of $24,096. (C$537,601).

On December 1, 2016, the Company issued 1,480,000 common stock purchase options at an exercise price of C$1.50 to directors, officers, employees and consultants of the Company.  562,500 of these options vest immediately and are exercisable for five years from the grant date.  917,500 of the options are exercisable for five years from the grant date at an exercise price of C$1.50 and vest ratably over a three year period from the date of grant.

On December 1, 2016, the Company issued 460,000 deferred stock units to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  187,500 vest immediately and must be exercised by the recipient.  Settlement of the deferred stock unit may be in cash or common stock of the Company at the option of the Company

On December 1, 2016, the Company issued 460,000 deferred stock units to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  187,500 vest immediately and must be exercised by the recipient, the remaining deferred stock units vests ratably over a 36 month period from the date of grant.  Settlement of the deferred stock unit may be in cash or common stock of the Company at the option of the Company.

871,659 warrants were exercisable to November 30, 2016, at an exercise price of C$0.50, which reflects the forward split.  The exercise period was later amended by the Company to March 31, 2017.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2016.

ITEM 6.  Selected financial data

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.  Management's Discussion and Analysis of financial Condition and Results of Operations

The following management's discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion contains certain forward-looking information. See "Special Note Regarding Forward-Looking Statements" above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular "fiscal" year are to our fiscal year ended on December 31.

Nature of Operations

UVIC. Inc. ("UVIC" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, UVIC entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, a significant shareholder, Rob Lee, of UVIC agreed to cancel 7,000,000 shares of UVIC's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and filed the appropriate forms with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and were subsequently approved by the applicable regulatory bodies in February 2017, for shareholders of record on September 7, 2016.

All share figures have been retroactively stated to reflect the stock split approved by shareholders, unless otherwise indicated.

As the former Zoompass shareholders ended up owning the majority of the Company, the transaction does not constitute a business combination and was deemed to be a recapitalization of the Company with Zoompass being the accounting acquirer, accordingly the accounting and disclosure information is that of Zoompass going forward.  Comparative information has not been presented in this Management's Discussion and Analysis as Zoompass Inc., was incorporated in June 2016.

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

From the inception of Zoompass Inc. to December 31, 2016, the Company, inclusive of the results of UVIC Inc., from August 22, 2016, generated a net loss of $13,984,951.  Included in the loss was an amount of $12,915,010 related to share-based payments, a non-cash item.

The Company may incur an additional operating loss for the three month period beginning March 31, 2017, until such time that its additional pipeline of new revenue streams are launched.

Recent developments

The Company may incur an additional operating loss for the three month period beginning March 31, 2017, until such time that its additional pipeline of new revenue streams are launched.

Recent developments

The Company has launched its mobility products and solutions program consisting of new and certified customer pre-owned phones and tablets, branded accessories and endless aisle program availability.

In connection with the launch of the mobility products and solutions programs the Company entered into several agreements more fully described below.

AGREEMENT WITH SYNNEX
The Company has entered into to a sales agent agreement with SYNNEX Canada Limited.  ("SYNNEX Canada").  SYNNEX Canada Limited, is a wholly-owned subsidiary of SYNNEX Corporation a leading distributor of technology products to resellers and system builders across Canada. It is expected that the agreement will propel the existing mobility strategy within Synnex to increase their reach within North America through national retail and wholesale channels, as well as value added resellers. The agreement should benefit Zoompass by giving direct access to those channels for cross-selling opportunities. Through this partnership, Synnex will gain access to Zoompass' expertise and established relationships with original equipment manufacturers and mobile virtual network operations and other channels opportunities.

AGREEMENT WITH SKY
The Company has agreed to a marketing partnership with SKY Devices LLC ("SKY") to provide international brand exposure into expanding markets and key retailers. "SKY is a fast growing mobile manufacturer developing smartphones with premium quality modern designs and robust performance". This partnership is in line with our strategy of being a unique integrated fintech company by bridging mobility with a global mobile money platform.

AGREEMENT WITH U-VEND GROUP
Zoompass has entered into an agreement with U-Vend Group to fit U-Vend Group vending solutions with mobility products and provide North American brand exposure into key markets and retailers.  U-Vend Group owns and operates kiosks and has partnered with numerous national consumer product companies to deliver new and innovative customer retail experiences in automated "frictionless" settings.  The Company is well positioned to sell U-Vend Group solutions within Canada, USA and Mexico by leveraging its existing relationships and network within the national retailer, airport and mall channels. The offering will leverage a "Grab and Go" model where consumers can use their credit card in a vending machine to purchase mobility devices and products.

AGREEMENT WITH STARLINK GROUP LLC
The Company has agreed to a marketing partnership with Starlink Group LLC ("STARLINK") to provide international brand exposure into expanding markets and key retailers.  STARKLINK is a wholesale distributor qualified in marketing cellphones and electorinc equipment offering a variety of models and brands.  This partnership is in line with Zoompass' strategy of being a unique integrated fintech company by bridging mobility with a global mobile money platform.

The Company has entered into a Lender Referral Agreement with a third party to provide financing allowing the Company to launch is virtual financing program.  Enabled by the Zoompass Mobile Money Platform, the program provides complete turnkey financing options for retail customers within locations across North America.

The program allows for real time credit approval and allows the Company to leverage its card products to provide greater credit to the consumer with residual approved funds issued through prepaid cards.

GIANT TIGER PROGRAM
The Company through its alliance with Home Trust, launched of an onsite credit program with retail chain Giant Tiger.  Giant Tiger was founded in 1961 and is Canadian owned and operated. The privately held, franchise based company, has over 200 stores in eight provinces, with many more opening, and employs over 7,000 team members. This program combines Zoompass' core competencies with its ability to facilitate the offering of credit facilities through its partners. The success of the launch hinged on the ability to offer "on-the-spot" quick credit approval for customers. This was accomplished utilizing Zoompass' mobile money platform in conjunction with Home Trust's credit and adjudication facilities. In total, consumers are on-boarded in under 5 minutes and are approved in under 20 seconds.
The Company launched its new reloadable prepaid card during December of 2016.  The Company shipped 15,000 prepaid cards to select retail locations in December 2016 and is currently in the process of delivering another 50,000 cards to retail locations.

Results of operations for the period ended December 31, 2016

Revenue and cost of sales

The Company's revenue consists of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform.  For the period ended December 31, 2016, the Company had gross revenue of $284,345 and commission and agent fees of $63,324.  Additionally, the Company incurred processing, production and card fees of $272,034, which included the production and delivery of prepaid cards to select retail locations in December 2016.

General and administrative and other expenses

For the period ended December 31, 2016,  the Company incurred share-based payment expense of $12,915,010.  Included in share-based payment expense is an amount related to the grant of restricted shares to certain employees and full-time consultants.  Additionally, share-based payments expense was recognized for the value attributed to the grant of warrants to certain individuals as well as the grant of stock options and deferred stock units.

The Company incurred salaries and full-time consultant expenses of $691,981 for the period ended December 31, 2016.

The Company recognized depreciation expense of $9.655 and relates to the depreciation of computer equipment and furniture acquired.  As the Company, is currently enhancing the payment platform acquired to support its additional pipeline of revenue streams, costs incurred to enhance the platform are capitalized and are not being depreciated.

Telecommunication expense is comprised of telephone and internet expenses.  Included in telecommunication expense is the costs related to regular and ongoing technological support.  For the period ended December 31, 2016, the Company incurred telecommunication expense of $42,558.

The Company incurred $62,113 in professional fees related to the costs of lawyers and accountants.

Rent for the period ended December 31, 2016 was $90,036 and is related to the Company's corporate office.

Office and sundry expense includes office expenses such as allowance for doubtful accounts, supplies, insurance and additional costs incurred to support the corporate head office.  For the period ended December 31, 2016, the Company incurred $103,594in office and sundry expenses.

During the period ended December 31, 2016, the Company incurred $14,818 in filing fees and regulatory costs and $11,290 in bank fees.

Liquidity and Capital Resources

As part of the acquisition of certain assets, Zoompass acquired $208,723 in cash on June 28, 2016.  For the period ended December 31, 2016, the Company had cash used in operations of $800,018.  As at December 31, 2016, the Company had a positive net working capital balance of $359,600.

Operations for the period ended December 31, 2016, were primarily funded through the cash acquired as part of the acquisition of assets, the exercise of warrants and private placements which generated proceeds of $1,099,748.  At December 31, 2016, the Company had cash and cash equivalents of $422.385.  Subsequent, to December 31, 2016, the Company generated approximately C$190,165 in proceeds through the exercise of warrants.

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

Net Cash Used in Operating Activities

During the period ended December 31, 2016, the Company had net cash used in operations of $800,018.  The net loss incurred during the period was somewhat offset by an increase in non-cash operating assets and liabilities of $267,385.

Net Cash Provided by Investing Activities

During the period ended December 31, 2016, the Company acquired $208,298 in cash and cash equivalents from the acquisition of certain assets on June 28, 2016.  Additionally, the Company invested cash of $80,000 during the period related to its software platform.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,100,931 as a result of private placements and the issuance of common shares.

Commitments

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

2017	$134,746
2018	134,746
2019	134,746
2020	112,289
$516,527

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2016, had $422,385, in cash and cash equivalents.

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the year ending December 31, 2016.

	2017	2018 and later

Accounts payable and accrued liabilities	$449,434	$-
	$449,434	$-

Additionally, the Company has commitments as described above.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency transaction risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.  A 10% fluctuation would have an impact of $4,772 on the Company's US dollar denominated balances.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At December 31, 2016, the Company had an allowance for doubtful accounts of $16,396.  Approximately 68% of net revenue is derived from 3 corporate customers and the underlying cardholders under each program and approximately 51% of accounts receivable is from the same corporate customers

Substantially all of the Company's cost of goods sold is derived from 3 service providers and one vendor.  As at December 31, 2016, and together they represented 16% of the accounts payable and accrued liabilities.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Related Party Transactions

During the period, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned at subsequent to December 31, 2016.  The $130,000 is reflected in prepaids and other current assets as at December 31, 2016.  Of the amount advanced currently $80,000 remains outstanding.

 The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers for the period ended December 31, 2016 was $186,818 which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $127,073.  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $59,745.  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at December 31, 2016, the Company had an amount owing to the President of the Company of $28,092 for salary.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $31,653.  The amount owing relates to services provided by the Chief Financial Officer.

 As at December 31, 2016, the amount owing to officers of the Company was reflected in Accounts payable and accrued liabilities.

A total of $2,868,702 was recognized during the period ended December 31, 2016, for share-based payments expense to directors and officers of the Company.

Off-Balance Sheet Arrangements

Other than the rent commitments, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Basis of presentation:  The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.  From the date of incorporation on June 8, 2016, until the asset acquisition on June 28, further described in note 3, there was no operating activity, only the issuance of incorporation shares, the operations from June 28, 2016, to June 30, 2016, were immaterial. Accordingly, as a result of the Agreement, as described in Note 1, the Company has presented the consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows from the date of incorporation until December 31, 2016.

Basis of consolidation: The consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly-owned subsidiaries, Zoompass and Paymobile Inc., a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

  Translation of foreign currencies: The reporting currency of the Company is the US dollar. The Company has determined that the functional currency of its subsidiaries is the Canadian dollar (references to which are denoted "C$").

Transactions in currencies other than the functional currency are recorded at the rates of the exchange prevailing on dates of transactions. At each balance sheet reporting date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at each reporting date. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated at the exchange rate at the historical date of the transaction.  The impact from the translation of foreign currency denominated items are reflected in the statement of operations.

Translation of Zoompass' assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive loss in the statement of changes in shareholders' equity.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Segment Reporting: ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not have any reportable segments and significantly all assets are located in, and all revenues are currently earned in Canada.

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

Inventories: Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

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

 Income taxes:
Deferred taxation is recognised using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. However, the deferred taxation is not recognised if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxation is determined using tax rates (and laws) that have been enacted by the reporting date and are expected to apply when the related deferred taxation asset is realised or the deferred taxation liability is settled.
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

Share-based payment expense: The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of warrants and other share-based awards are valued using the Black-Scholes model with assumptions based on historical experience and future expectations. The Company recognizes such awards over the vesting period, if any, based on the number of awards expected to vest over that period on a straight-line basis.

Business combinations:  A business combination is a transaction or other event in which control over one or more businesses is obtained. A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists of inputs and processes applied to those inputs that have the ability to create outputs that provide a return to the Company and its shareholders. A business need not include all of the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to cash generating units ("CGUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

Use of estimates: The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The areas where management has made significant judgments include, but are not limited to:

Accounting for acquisitions:  The accounting for acquisitions requires judgement to determine if an acquisition meets the definition of a business combination under ASC 805.  Further, management is required to use judgement to determine the fair value of the consideration provided and the net assets and liabilities acquired.

Impairment long-lived assets:  The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. As of December 31, 2016, the Company performed a qualitative analysis of events or circumstances and determined that none existed that would require a quantitative analysis. Estimates and assumptions used to assess recoverability of the Company's long-lived assets are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Deferred taxes: The Company recognizes the deferred tax benefit related to deferred income tax assets to the extent recovery is probable.  Assessing the recoverability of deferred income tax assets requires management to make significant estimates of future taxable profit and the income tax rate at which the future tax assets will be realized.  To the extent that future cash flows, taxable profit and income tax rates differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.  In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods from deferred income tax assets.

Derivative financial instruments: The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of equity instruments and other financing arrangements, if any, to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the period ended December 31, 2016. There was no impact on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss from this standard.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated balance sheet or the consolidated results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated balance sheet and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASU 2016-09 will have on the consolidated balance sheet and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments". This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after November 1, 2018. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash".  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-18 will have on the consolidated statement of cash flows.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2016, had $422,385, in cash and cash equivalents.

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the year ending December 31, 2016.

	2017	2018 and later
Accounts payable	$474,508	$-
	$474,508	$-

Additionally, the Company has commitments as described above.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency transaction risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.  A 10% fluctuation would have an impact of $4,776 on the Company's US dollar denominated balances.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At December 31, 2016, the Company had an allowance for doubtful accounts of $16,396 as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.  Approximately 68% of net revenue is derived from 3 corporate customers and the underlying cardholders under each program and approximately 51% of accounts receivable is from the same corporate customers

Substantially all of the Company's cost of goods sold is derived from 3 service providers and one vendor.  As at December 31, 2016, and together they represented 16% of the accounts payable and accrued liabilities.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

ITEM 8  Financial Statements and Supplementary Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9 Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

On November 10, 2016, our board of directors dismissed AJSH & Co LLP ("AJSH"), as the independent registered public accounting firm of the Company.

AJSH's report on the financial statements for the fiscal year ended March 31, 2016 and 2015, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than an explanatory paragraph as to a going concern.

During the fiscal the fiscal year ended December 31, 2015 and 2014, and in the subsequent interim period through November 10, 2016, the date of termination of AJSH, (a) there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AJSH, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 10, 2016, our board of directors approved the engagement of MNP, LLP ("MNP"), as the Company's new independent registered public accounting firm.

During the fiscal years ended December 31, 2014 and 2015, and the subsequent interim period prior to the engagement of MNP, the Company has not consulted MNP regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of the our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company's assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of December 31, 2016, and that there was a material weakness due to the following: lack of segregation of duties,  due to limited administrative and financial personnel and related resources and as only one of our directors is independent.

Changes In Internal Control Over Financial Reporting

During the year ended December 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

Item 9B. Other Information

None.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Our Commission filings are available to the public over the Internet at the Commission's website at http://www.sec.gov. The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www. yappn.com (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-K.

PART III

ITEM 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Rob Lee		Chief Executive Officer and Director	August 2016
Steve Roberts		President and Director	August 2016
Edward (Ted) Yew		Secretary and Director	August 2016
Jon Tondeur		Director	August 2016
Brian Morales		Chief Financial Officer	August 2016

Each Director serves until the next annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Rob Lee, Director and Chief Executive Officer:  Since 2014, Mr. Lee has served as the Chief Executive Officer and Director of a private financial technology company.  He has previously served as the President and CEO of various companies including Versatech Group Inc., a company listed on the NASDAQ and Toronto Stock Exchange up until the late 1990's.  Since that time Mr. Lee has focussed on the financing and restructuring of various private entities in a wide variety of industries including manufacturing, construction, mining and retail.

Steve Roberts, Director and President:  Mr. Roberts most recently served as Vice President, Mobility for Ingram Micro Canada, leading a team focussed on building and growing Ingram Micro's Canadian mobility market share and partnerships. He was responsible for overseeing and executing on Ingram Micro's overall strategic business plan for mobility in Canada, identifying and creating new greenfield growth opportunities, and securing and maintaining a leadership position for Ingram Micro in the Canadian mobility marketplace.  With almost 30 years of experience in the telecommunications industry, Mr. Roberts has previously held senior positions with Fortune 500 companies Bell Mobility and Rogers Communications, where he served as the company's regional president in Ontario. In 2009, he was appointed to the CEO's Round Table at Rogers Communications, becoming part of a team of 40 top executives who helped develop strategy and direction for the telecom giant. Before joining Ingram Micro in 2014, Mr. Roberts held positions as President, Global Operations for Polar Wireless, a new telecom company developing state-of-the-art technology to eliminate roaming fees for international travelers, and as CEO, Global Operations for U.S.-based Forum Telecom.  Roberts graduated from the University of Guelph with a double major in business management and economics, and completed the Ivey Executive Program.

Jon Tondeur, Director:  Mr. Tondeur graduated from the School of Engineering at the University of Guelph in 1985. Until recently, Mr. Tondeur was a senior partner with Stevenson & Hunt Insurance, and was a driving force in growing the firm into one of Canada's largest insurance brokerages. Mr. Tondeur's clientele and area of expertise is primarily in the construction sector, whereby he manages the bonding and insurance requirements for some of the largest contracting firms in Canada. His business intelligence is currently focused on industry diversification and investment.   Mr. Tondeur currently serves as a director of Rockex Mining Corporation.

Brian Morales, Chief Financial Officer:  Mr. Morales is a CPA, CA and has most recently served as Chief Financial Officer and Corporate secretary of several publicly listed mining exploration development companies from 2010 to 2016, including companies which are or were listed on the TSX Venture Exchange, the Toronto Stock Exchange, the OTCQX and the AIM.  Mr. Morales previously held a finance position with Kinross Gold Corporation from 2008 to 2010 and was employed in equity research with Credit Suisse Securities (Canada) Inc., covering the precious metals sector, from 2007 to 2008.  Mr. Morales obtained his CA in 2004 and graduated with a BBA from the Schulich School of Business at York University in 2001.

Edward (Ted) Yew, Director and Secretary:  Mr. Yew began his finance career at Credit Suisse Securities as an Equity Analyst and complemented his capital markets experience at three other boutique investment banking firms at various roles including Investment Banking, Compliance, and as a Fund Manager.  Most recently, he has served as the CEO of a public mining company trading on the TSX and Frankfurt Stock Exchange.   Mr. Yew earned an Electrical Engineering Degree from The University of Western Ontario and an MBA from Joseph L. Rotman, University of Toronto.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity  Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2016, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, the Company is in the process of preparing a code of business conduct and ethics policy during 2017.

Committees of Board of Directors

There are currently no committees of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating, audit or compensation committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is a primary responsibility of the Company's management, the Board plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned certain task focusing on reviewing different areas including strategic, operational, financial and reporting, compensation, compliance, corporate governance and other risks to the relevant Board Committees as summarized above. Each Committee then reports to the full Board ensuring the Board's full involvement in carrying out its responsibility for risk management.

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2016, there were four Named Executive Officers are set forth below:

Name	Position
Robert Doherty	Chief Executive Officer, and Director
Steve Roberts	President and Director
Edward (Ted) Yew	Secretary and Director
Brian Morales	Chief Financial Officer

Compensation Discussion and Analysis

Overview

The Company's executive compensation program is generally designed to align the interests of executives with the interests of shareholders and to reward executives for achieving the Company's objectives. The executive compensation program is also designed to attract and retain the services of qualified executives.

The Board of Directors shall determine all compensation packages.

Executive compensation generally consists of base salary or fees, bonuses and long-term incentive equity compensation such as stock grants or additional options to purchase shares of the Company's common stock as well as various health and welfare benefits. The Board has determined that both the base salary or fees and long-term incentive equity compensation should be the principal component of executive compensation. The Board has not adopted a formal bonus plan, and all bonuses are discretionary.

Elements of Compensation

The executive compensation for the Named Executive Officers) for the period ended December 31, 2016, primarily consisted of base salary or fees, long term incentive equity compensation, , and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries or fees for the Company's Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Generally, the Board believes that executive base salaries or fees should be in-line with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonuses . Bonuses are intended to compensate the Named Executive Officers for achieving the Company's financial performance and other objectives established by the Board each year. The Board currently does not adopt a formal bonus plan and all bonuses are discretionary.

Long-Term Incentive Equity Compensation . The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Board.

Change-In-Control and Termination Arrangements . The Company is in the process of formalizing Change-In-Control and Termination Arrangements that would be consistent with all officers of the Company.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2016 and 2015, to the Named Executive Officers:

Name	Principal position	Year	Salary or fees	Bonus	Deferred Stock Units	Option Awards	Total
Rob Lee(1)	Chief Executive Officer	2016	$101,312	Nil	$74,131	$174,480	$349,923
Steve Roberts(2)	President	2016	$35,421	Nil	$74,131	$174,480	$284,032
Edward (Ted) Yew(3)	Secretary	2016	$53,165	Nil	Nil	Nil	$53,165
Brian Morales(4)	Chief Financial Officer	2016	$39,802	Nil	$1,751	$4,093	$45,646
Jon Tondeur(5)	Director	2016	Nil	Nil	$71,108	$165,991	$237,009
__________________

(1)
Effective August 22, 2016, the assumed an agreement that covers fees paid to a company owned and controlled by Rob Lee.  The agreement calls for payment of Cdn$22,000 per month plus the reimbursement of expenses incurred on the Company's behalf.  As at December 31, 2016, the fees noted above remain unpaid.

(2)
Steve Roberts joined the Company as President in September 2016.  Under his employment agreement Mr. Roberts was compensated Cdn$10,000 per month plus certain travel related expenses as required by his duties as President.  Effective January 2017, this was increased to Cdn$15,000 per month.  As at December 31, 2016, $28,597, remains unpaid.

(3)
Effective August 22, 2016, the assumed an agreement that covers fees paid to a company owned and controlled by Edward Yew.  The agreement calls for payment of $14,000 per month plus the reimbursement of expenses incurred on the Company's behalf.  Fees to this Company were ceased on October 1, 2016.  As at December 31, 2016, the fees above remain unpaid.

(4)
Brian Morales joined as Chief Financial Officer in August 2016.  For 2016, fees were paid to a Company owned and controlled by Brian Morales for the time incurred.  As at December 31, 2016, $32,221 remains unpaid.  Effective January 2017, Mr. Morales earns a salary of Cdn$12,000.

(5)	On November 30, 2016, Mr. Tondeur was issued 400,000 common share purchase warrants with an exercise price of Cdn$0.50 and are exercisable into one common share of the Company until October 31, 2017.
(6)
As required by SEC rules, amounts in the column "Stock Awards" present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ 718 Compensation—Stock Compensation ("FASB ASC 718"). The grant date fair value of each of the executives' award is measured based on the closing price of our common stock on the date of grant.
These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC's disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC's disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year

(7)	There was no executive Compensation paid during 2015.

Outstanding Equity Awards as of December 31, 2016

Outstanding stock options granted to Named Executive Officers ("NEO's") and Directors as at December 31, 2016 are as follows:

Name	Type of instrument	No. of securities underlying unexercised instrument available	No. of securities underlying unexercised instrument exercisable	Exercise price(1)	Expiration date
Rob Lee	Stock options	537,500	197,222	$1.50	December 1, 2021
Rob Lee	Deferred stock unit	162,500	65,278	N/A	December 1, 2021
Steve Roberts	Stock options	537,500	197,222	$1.50	December 1, 2021
Steve Roberts	Deferred stock unit	162,500	65,278	N/A	December 1, 2021
Jon Tondeur	Stock options	187,500	187,500	$1.50	December 1, 2021
Jon Tondeur	Deferred stock unit	62,500	62,500	N/A	December 1, 2021
Brian Morales	Stock options	168,750	4,688	$1.50	December 1, 2021
Brian Morales	Deferred stock unit	56,250	1563	N/A	December 1, 2021

(1)	In Canadian dollars
(2)	No fees were paid to directors during the year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2016, the Company's Board of Directors approved and the majority of shareholders consented to the adoption of an equity based compensation plan.  The total instruments convertible into common stock of the Company cannot exceed 10% of the issued and outstanding common shares at any one point in time.  The maximum awards to any one grantee is subject to certain restrictions.

Equity based awards

On December 1, 2016, the Company issued 1,480,000 common stock purchase options at an exercise price of C$1.50 to directors, officers, employees and consultants of the Company.  562,500 of these options vest immediately and are exercisable for five years from the grant date.  917,500 of the options are exercisable for five years from the grant date at an exercise price of C$1.50 and vest ratably over a three year period from the date of grant.

On December 1, 2016, the Company issued 460,000 deferred stock units to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  187,500 vest immediately and must be exercised by the recipient.  Settlement of the deferred stock unit may be in cash or common stock of the Company at the option of the Company.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 18, 2017,  regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is #201-107 Atlantic Avenue, Toronto, Ontario, Canada, M6K 1Y2.

Title of Class	Name of Beneficial Owner	Office, if any	Amount of shares controlled	Percent of classs
Common Stock	Rob Lee	Chief Executive Officer and Director	15,210,668	38.1%
Common Stock	Ted Yew	Secretary and Director	4,875,997	12.2%
Common Stock	Steve Roberts	President and Director	574,497	1.4%
Common Stock	Jon Tondeur	Director	1,279,999	3.2%
Common	All officers and directors as a group			62.7%

Common Stock	Mississaugas of the New Credit		3,000,000	7.5%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as noted in Section 11, there are no related party transactions.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Our executive officers and directors from time to time may serve on the board of directors executive officers of other companies.  However, none of our executive officer or directors serve as executive officers or directors or on the compensation committee of another company that has any executive officer serving on our Board of Directors (or Board of Directors acting as the Compensation Committee).

No person who served on our Board of Directors (or Board of Directors acting as the Compensation Committee) had any relationship requiring disclosure under Item 404 of Regulation S-K.

Director Independence

Only Mr. Jon Tondeur was deemed to be an "independent director", as that term is defined by the listing standards of the national exchanges and SEC rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MNP LLP is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the period ended December 31, 2016, and  AJSH & Co LLP were our auditors for the fiscal year ended March 31, 2016. The following table shows the fees that we paid or accrued for the audit for the period ended December 31, 2016 and the fiscal year ended March 31, 2016.

Fee Category	December 31, 2016	March 31, 2016
Audit Fees and quarterly review	$$46,505	$
Audit-Related Fees	$--		$--
Tax Fees	$--		$--
All Other Fees	$--		$--

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of UVIC Inc. filed with the registration statement on Form S-1 filed with the Exchange on May 8, 2015 and incorporated herein by reference.

3.2	Articles of Amendment of Amended Articles of Incorporation filed with Current Report on Form 8-K filed with the Exchange on February 24, 2017 and incorporated herein by reference.

3.3	Bylaws of UVIC Inc. filed with the registration statement on Form S-1 filed with the Exchange on May 8, 2015 and incorporated herein by reference.

10.1	Form of Share Exchange Agreement, effective as of August 22, 2016, by and among UVCC, Inc., Zoompass, Inc. and shareholders of Zoompass, Inc.

10.2	Service Agreement dated February 24, 2015 between UVIC Inc. and Angara Corp. filed with the registration statement on Form S-1 with the Exchange on May 8, 2015 and incorporated herein by reference.

10.3
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

10.5
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 20, 2017.

ZOOMPASS HOLDINGS, INC.
April 21, 2017	By: /s/ Brian Morales
Brian Morales Chief Financial Officer

FINANCIAL STATEMENTS

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zoompass Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Zoompass Holdings, Inc. (the "Company") as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the period from the date of incorporation to December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Zoompass Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoompass Holdings, Inc., as of December 31, 2016, and the consolidated results of its operations and its cash flows for the period from the date of incorporation to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants
Licensed Public Accountants

Mississauga, Ontario
April 21, 2017

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
CONSOLIDATED BALANCE SHEET
(Expressed in US dollars)

		December 31,
ASSETS	Note	2016
Current assets
Cash and cash equivalents	6	$422,385
Cash held in trust and customer deposits		2,016,369
Accounts receivable (net of allowance for doubtful accounts of $16,396)		63,274
Inventories		27,850
Prepaid expenses and other current assets	9	144,440
Total current assets		2,674,318
Equipment	4	54,519
Intangible assets	3,5	8,627,349
Total Assets		11,356,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5,8,9	$474,508
Client funds		1,840,210
Total liabilities		2,314,718

Shareholders' equity
Common stock, $0.0001 par value 500,000,000 shares authorized, 39,300,400 shares issued and outstanding	1,7	$3,929
Additional paid in capital	1,7,8	23,251,123
Accumulated deficit		(13,984,951)
Accumulated other comprehensive loss		(228,633)
Total Liabilities and Shareholders' Equity		9,041,468
		$11,356,186

Going concern	1
Commitments and contingencies	11
Subsequent events	12

See accompanying notes to the consolidated financial statements

Signed on behalf of the Board

"Jon Tondeur"	"Rob Lee"

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)

		From date of incorporation to
	Note	December 31, 2016
Revenue
Gross revenue		$284,345
Commissions and agent fees		(63,324)
Net revenue		221,021
Processing and card fees		(272,034)
Gross Margin		(51,013)
Expenses
Salaries and consultants		(691,981)
Rent		(90,036)
Share-based payment expense	7,8,9	(12,915,010)
Depreciation	4	(9,655)
Professional fees		(62,113)
Telecommunications		(42,558)
Office and sundry expenses		(103,594)
Filing fees and regulatory costs		(14,818)
Foreign exchange		7,117
Bank fees		(11,290)
		(13,933,938)
Net loss		$(13,984,951)

Other comprehensive loss
Foreign exchange translation loss		$(228,633)
Comprehensive loss		$(14,213,584)

Net loss per share - basic and diluted		$(0.42)

Weighted average number of common shares outstanding - basic and diluted		33,302,282

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in US dollars)

		Common stock				Accumulated
	Note	Number of Shares	Amount	Additional paid-in capital	Deficit	other comprehensive loss	Total
Reverse merger with Zoompass Inc.	3	9,345,000	$(9,236,536)	$9,236,536	$-	$-	$-
Issuance of additional shares to founders of Zoompass Inc.	7	12,025,752	$1,182	-	-	-	1,182
Issued in respect of share-based payments	7	8,125,772	-	9,489,767	-	-	9,489,767
Issued in respect of acquisition of net assets	3	8,060,913	9,239,110	-	-	-	9,239,110
Issued in respect of private placements	7	613,252	61	671,703	-	-	671,764
Exercise of warrants	7	1,129,711	112	427,873			427,985
Warrants issued as share-based payments	7,8	-	-	2,690,764	-	-	2,690,764
Share-based payment expense		-	-	734,480	-	-	734,480
Net loss		-	-	-	(13,984,951)	-	(13,984,951)
Foreign currency translation		-	-	-	-	(228,633)	(228,633)
December 31, 2016		39,300,400	$3,929	$23,251,123	$(13,984,951)	$(228,633)	$9,041,468

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US dollars)

		From the date of incorporation to
	Note	December 31, 2016
Cash flow from operating activities
Net loss		$(13,984,951)
Non-cash items:
Depreciation		9,655
Share-based payment expense	7,8	12,915,010
Foreign exchange gain		(7,117)
Changes in non-cash operating assets and liabilities
Accounts receivable		(18,124)
Deposits		(222,941)
Prepaids and other current assets		18,552
Accounts payable		410,991
Advances to related parties	9	(130,000)
Client funds		208,907
Net cash used in operating activities		(800,018)
Cash flow from investing activities
Asset acquisitions, net of cash acquired	3	208,298
Additions to intangibles	5	(80,000)
Net cash provided from (used in) investing activities		128,298
Cash flow from financing activities
Issuance of common stock		1,100,931
Net cash provided by financing activities		1,100,931
Effect of exchange rate changes on cash not held in U.S. dollars		(6,826)
Decrease in Cash and Cash Equivalents		422,385
Cash and Cash Equivalents, beginning of period		-
Cash and Cash Equivalents, end of period		$422,385

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

Zoompas Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings," or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016

All share figures have been retroactively stated to reflect the stock split approved by shareholders, unless otherwise indicated.  Additionally, the Company's shareholders consented to an increase of the shares authorized to 500,000,000 and a revision of the par value to $0.0001.

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

 These consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated statement of balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.  From the date of incorporation on June 8, 2016, until the asset acquisition on June 28, further described in note 3, there was no operating activity, only the issuance of incorporation shares, the operations from June 28, 2016, to June 30, 2016, were immaterial. Accordingly, as a result of the Agreement, as described in Note 1, the Company has presented the consolidated statement of operations, comprehensive loss, shareholders' equity and cash flows from the date of incorporation until December 31, 2016.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

Basis of consolidation: The consolidated financial statements comprise the accounts of Zoompass Holdings, Inc., the legal parent company, and its wholly-owned subsidiaries, Zoompass and Paymobile Inc., a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

Translation of foreign currencies: The reporting currency of the Company is the US dollar. The Company has determined that the functional currency of its subsidiaries is the Canadian dollar.  (references to which are denoted "C$").

Transactions in currencies other than the functional currency are recorded at the rates of the exchange prevailing on dates of transactions. At each balance sheet reporting date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at each reporting date. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated at the exchange rate at the historical date of the transaction.  The impact from the translation of foreign currency denominated items are reflected in the statement of operations.

Translation of Zoompass' assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive loss in the statement of changes in shareholders' equity.

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash in trust and customer deposits, accounts receivables, net of any allowances for doubtful accounts, accounts payable and accrued liabilities and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the Statement of Operations and Comprehensive Loss.  Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Segment Reporting: ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not have any reportable segments and significantly all of the assets are located in, and all revenues are currently earned in Canada.

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

Inventories: Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

 Income taxes:  Deferred taxation is recognised using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. However, the deferred taxation is not recognised if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxation is determined using tax rates (and laws) that have been enacted by the reporting date and are expected to apply when the related deferred taxation asset is realised or the deferred taxation liability is settled.

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

Share-based payment expense:
The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of warrants and other share-based awards are valued using the Black-Scholes model with assumptions based on historical experience and future expectations. All issuances of share-based payments have been fully-vested, otherwise the Company recognizes such awards over the vesting period based on expectations of the number of awards expected to vest over that period on a straight-line basis.

Business combinations
A business combination is a transaction or other event in which control over one or more businesses is obtained. A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists of inputs and processes applied to those inputs that have the ability to create outputs that provide a return to the Company and its shareholders. A business need not include all of the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to cash generating units ("CGUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

Use of estimates: The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Impairment long-lived assets:
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. As of December 31, 2016, the Company performed a qualitative analysis of events or circumstances and determined that none existed that would require a quantitative analysis. Estimates and assumptions used to assess recoverability of the Company's long-lived assets are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

The Company reviews the terms of equity instruments and other financing arrangements, if any, to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

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

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the period ended December 31, 2016. There was no impact on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss from this standard.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated balance sheet or the consolidated results of operations.

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

 In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated balance sheet and the consolidated results of operations.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASU 2016-09 will have on the consolidated balance sheet and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments". This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after November 1, 2018. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash".  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-18 will have on the consolidated statement of cash flows.

NOTE 3 – ACQUISTION AND REVERSE TAKEOVER TRANSACTION

Acquisition

Zoompass Inc.
Pursuant to an agreement dated June 28, 2016, certain net assets were acquired by Zoompass in exchange for 8,060,913 shares of Zoompass.  The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and deposits and the associated customer liabilities.

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

Agreement with Zoompass Inc.
Effective August 22, 2016, UVIC, Inc. ("UVIC") entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation.   Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass' Shareholders.  At the Closing Date, Rob Lee, a significant shareholder, of UVIC agreed to cancel 7,000,000 shares of UVIC's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.

 As the former Zoompass shareholders ended up owning the majority of the Company, Zoompass is deemed to be the accounting acquirer.  As UVIC was the accounting acquiree the net assets acquired are reflected in the statement of equity.

As at the effective date of the reverse takeover UVIC Inc. had $nil in net assets.

Proforma information has not been presented as there was no operating activity in Zoompass Inc. from the date of incorporation to the date of the acquisition of assets, accordingly the results presented reflect all results of Zoompass during the period as well as that of the consolidated entity.

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
June 8, 2016	$-	$-	$-
Acquisitions	63,258	2,393	65,651
Foreign exchange	(1,588)	(60)	(1,648)
Balance at December 31, 2016	$61,670	$2,333	$64,003

Accumulated depreciation	Computer equipment	Furniture	Total
June 8, 2016	$-	$-	$-
Depreciation	(9,417)	(238)	(9,655)
Foreign exchange	167	4	171
Balance at December 31, 2016	$(9,250)	$(234)	$(9,484)

Net computer equipment and furniture
June 8, 2016	$-	$-	$-
Balance at December 31, 2016	$52,420	$2,099	$54,519

NOTE 5 – INTANGIBLE ASSETS

Cost	Acquired intangible assets	Payment platform	Total
June 8, 2016	$-	$-	$-
Additions	-	100,000	100,000
Acquisitions (note 3)	8,753,337	-	8,753,337
Foreign exchange	(225,988)	-	(225,988)
Balance at December 31, 2016	$8,527,349	$100,000	$8,627,349

The Company has capitalized $100,000 in costs related to improvements made on the acquired payment platform to further develop it for alternative business plans.  When the Company has completed the development of these improvements, they will be put into service and amortized over their expected life.  At December 31, 2016, $20,000 was accrued for in Accounts payable and Accrued Liabilities.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2016, had $422,385, in cash and cash equivalents.

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period ending December 31, 2016.

	2017	2018 and later
Accounts payable	$474,508	$-
	$474,508	$-

Additionally, the Company has commitments as detailed in note 11.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency transaction risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.  A 10% fluctuation would have an impact of $4,772 on the Company's US dollar denominated balances.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At December 31, 2016, the Company had an allowance for doubtful accounts of $16,396 as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.  Approximately 68% of net revenue is derived from 3 corporate customers and the underlying cardholders under each program and approximately 51% of accounts receivable is from the same corporate customers.

Substantially all of the Company's cost of goods sold is derived from 3 service providers and one vendor.  As at December 31, 2016, and together they represented 16% of the accounts payable and accrued liabilities.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 7 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS

Common Stock and Common Share Purchase Warrants

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

To reflect the impact of the reverse takeover transaction of the Company by Zoompass, on August 22, 2016, the Company's common stock has been adjusted to 9,345,000 common stock, which reflects the forward split, the 9,670,000 common stock of the Company prior to the reverse takeover and the cancellation of 7,000,000.  See note 3 for additional details.

On June 15, 2016, Zoompass issued 12,025,752 shares, which reflects the forward split, to the founders of Zoompass, including 5,250 common shares, which reflects the forward split, on the initial incorporation of Zoompass for proceeds of $1,182.

On June 28, 2016, the Company issued 8,060,913 shares, which reflects the forward split, to acquire certain net assets from a shareholder.  See note 3 for additional details.

On June 28, 2016,  the Company issued 8,125,772 common shares of Zoompass to certain parties including management, which reflects the forward split.  As no consideration was received for these common shares, the fair value was recorded as share-based payment expense in the consolidated statement of operations.  The value of the shares given was based on recent financings.

On August 24, 2016, the Company completed an offering of 233,331 non-registered shares, which reflects the forward split, at $1.16 per common stock (C$1.50 per common stock) for aggregate gross proceeds of $270,479 (C$350,000).

On September 7, 2016, the Company's shareholders approved a forward common stock split of 3.5 to 1.

On October 12, 2016, the Company issued 1,129,711 shares through the exercise of 1,129,711 share purchase warrants raising gross proceeds of $427,985 (C$537,601).

On December 15, 2016, the Company issued 379,921 shares through subscriptions of non-registered shares at $1.12 per common stock (C$1.50 per common stock) for net proceeds of $401,285, net of a financing fee of $24,096. (C$537,601).

Common Share Purchase Warrants

On November 23, 2016, the Company issued 1,471,659 common share purchase warrants to certain individuals.  Each warrant was exercisable into one common stock of the Company.  600,000 warrants are exercisable into one common stock of the Company until October 31, 2017, at an exercise price of C$0.50 which reflects the forward split.

871,659 warrants were exercisable to November 30, 2016, at an exercise price of C$0.50, which reflects the forward split.  The exercise period was later amended by the Company to March 31, 2017.  All of the warrants were outstanding as at December 31, 2016.

The 871,659 warrants were assigned a fair value of $647,168 using the Black-Scholes pricing model.  The following assumptions were used:  Risk free interest rate of – 1.00; expected volatility of 140%, based on comparable companies; expected dividend yield – nil; expected life of 0.02 years.  As a result of the amendment of the exercise period, the fair value was adjusted to $652,994 based on the following assumptions:   Risk free interest rate of – 1.00; expected volatility of 107%, based on comparable companies; expected dividend yield – nil; expected life of 0.33 years.

On July 29, 2016, the Company issued 2,039,710 common share purchase warrants to certain individuals.  Each warrant was exercisable into one common stock of the Company until October 31, 2016, which reflects the forward split at an exercise price of C$0.50.  As described above, 1,129,711 of these warrants were exercised.  The warrants were assigned a fair value of $1,566,362.  See note 8 for additional details.

As the warrants were not issued in connection with an offering of shares, the fair value has been reflected in the consolidated statement of operations as share-based payment expense.

The weighted-average remaining contractual term of the outstanding warrants is 0.08 years and the weighted-average exercise price is C$0.50.

Subsequent to December 31, 2016 581,664 warrants were exercised.

The Company had the following warrants outstanding at December 31, 2016

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2017
November 23, 2016(1)	871,659	0.50	March 31, 2017
	1,471,659

(1) On November 30, 2016, the warrants expiry was amended from November 30, 2016 to March 31, 2017.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 8– SHARE-BASED PAYMENTS

During the period ended December 31, 2016, the Company issued 8,125,772 common shares of Zoompass to certain parties including management, which reflects the forward split.  As no consideration was received for these common shares, the fair value was recorded as share-based payment expense in the consolidated statement of operations.  The value of the shares given was based on recent financings.

In December 2016, the Board of Directors and stockholders, respectively, approved a Stock Incentive Plan (the "Plan").  Awards granted under the plan are up to a maximum of 10% of the common shares issued and outstanding and can be issued in the form of an Option, Deferred Stock Unit, Dividend Equivalent Right, Deferred Stock, or other right or benefit under the Plan and can be issued to officers, directors, employees and consultants and any individual awardee would be subject to certain maximum grants under the plan.  Awards granted would be subject to certain conditions, such as vesting, which is determined by the Board of Directors.

On December 1, 2016, the Company issued 1,480,000 common stock purchase options at an exercise price of C$1.50 to directors, officers, employees and consultants of the Company.  562,500 of these options vest immediately and are exercisable for five years from the grant date.  917,500 of the options are exercisable for five years from the grant date at an exercise price of C$1.50 and vest ratably over a three year period from the date of grant.

On December 1, 2016, the Company issued 460,000 deferred stock units to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  187,500 vest immediately and must be exercised by the recipient.  Settlement of the deferred stock unit may be in cash or common stock of the Company at the option of the Company.

The awards during the period ended December 31, 2016, consisted of common stock, stock options and deferred stock units, which were granted to Directors, Officers, Employees and Consultants and is noted in the table below.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

The components of share-based payments expense is detailed in the table below.

Date of grant		Contractual life	Number	Exercise price (C$)	Share- based payment expense	Share price (C$)	Risk- free rate	Volatility	Dividend yield	Expected life (years)
Share award	June 28, 2016	-	8,125,772		$9,489,767	$1.50	-	-	-	-
Issuance of warrants	July 29, 2016	October 31, 2016	2,039,710	$0.50	1,566,362	$1.50	1%	100%	Nil	0.26
Issuance of warrants	November 23, 2016	October 31, 2017	600,000	$0.50	471,408	$1.50	1%	104%	Nil	0.94
Issuance of warrants	November 23, 2016	October 31, 2017	871,659	$0.50	647,168	$1.50	1%	140%	Nil	0.02
Amendment of warrants	November 30, 2016	March 31, 2017	871,659	$0.50	5,825	$1.50	1%	107%	Nil	0.33
Fully vested option grant	December 1, 2016	December 1, 2021	562,500	$1.50	493,080	$1.50	1%	108%	Nil	5.00
Fully vested deferred stock unit	December 1, 2016	December 1, 2021	187,500	-	210,961	$1.50	1%	108%	Nil	5.00
Option grant	December 1, 2016	December 1, 2021	917,500	$1.50	22,038	$1.50	1%	108%	Nil	5.00
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	$-	8,401	$1.50	1%	108%	Nil	5.00
					$12,915,010

As at December 31, 2016 the Company had the following stock options and deferred stock units outstanding.
Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)	Remaining Expiry Date
Options	$493,080	4.92	562,500	562,500	0.50	December 1, 2021
Deferred stock units	210,961	4.92	187,500	187,500	-	December 1, 2021
Options	798,517	4.92	917,500	15,082	0.50	December 1, 2021
Deferred stock units	304,405	4.92	272,500	4,479	-	December 1, 2021
	$1,806,963	4.92	1,940,000	769,561

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

 NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

During the period, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned subsequent to December 31, 2016.  The $130,000 is reflected in prepaids and other current assets as at December 31, 2016.  Of the amount advanced currently $80,000 remains outstanding.

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers for the period ended December 31, 2016 was $186,818 which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $127,073.  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $59,745.  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at December 31, 2016, the Company had an amount owing to the President of the Company of $28,092 for salary.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $31,653.  The amount owing relates to services provided by the Chief Financial Officer.

A total of $2,868,702 was recognized during the period ended December 31, 2016, for share-based payments expense to directors and officers of the Company.

As at December 31, 2016, the amounts owing to officers of the Company are recorded in Accounts payable and accrued liabilities.

As previously noted in note 3, in June 2016, the Company had acquired certain net assets from a shareholder of Zoompass.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 10 – INCOME TAXES

A reconciliation of the differences between the statutory Canadian income tax rate and the Company's effective tax rate is as follows:

During the period ended December 31, 2016, the Company's long-term Canadian effective tax rate was 35%.

For the period ended December 31,
2016
Net loss for the year before income taxes	$(13,984,951)

Expected income tax recovery	(4,894,733)
Impact of tax rate differences in foreign jurisdictions	879,845
Tax rate changes and other adjustments	45
Permanent differences	3,721,637
Change in valuation allowance	293,206
Total current year permanent items	$-

As at December 31,
2016
Deferred tax assets:
Net operating loss carryforwards	$48,300
Non-capital loss carryforwards - Canada	234,423
Equipment	2,513
Other	7,970
293,206
Valuation allowance	(293,206)
Net deferred tax assets	$-

The Company has $138,001 of net operating loss carryforwards in the US, expiring in 2036, and $884,615 non-capital loss carryforwards in Canada also expiring in 2036.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

	$
2017		134,746
2018		134,746
2019		134,746
2020		112,289
		516,527

Contingencies

From time to time, the Company may be involved in a variety of claims, suits, investigations and other proceedings arising in the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of current pending matters will not have a material adverse effect on its business, balance sheet, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

The Company's trademark application has been opposed in the US based on the most recent application.  The trademark had been previously acquired through a US registration obtained on the basis of its Canadian registration.
The same party has challenged the Company's trademark in Canada, the Company has filed its affidavit evidence in response and is awaiting a final decision.  The Company is confident that the Company's registration will be maintained.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the 380,331 warrants with an exercise price of C$0.50 were exercised.  The remaining warrants that were to expire on March 31, 2017, expired unexercised.

Subsequent to December 31, 2016, the Company completed several subscription agreement for the issuance of common shares for gross proceeds of C$234,000 through the issuance of 131,959 common shares.