Form 10-K/A
period 2016-12-31
Zoompass Holdings, Inc.
filed 2017-05-15
CIK 1635748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Zoompass, Inc.'s. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April, 4, 2017 (the "Form 10-K"), is to add Exhibit 4.2 and Exhibit 4.3.  It is also to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of UVIC Inc. filed with the registration statement on Form S-1 filed with the Exchange on May 8, 2015 and incorporated herein by reference.

3.2	Articles of Amendment of Amended Articles of Incorporation filed with Current Report on Form 8-K filed with the Exchange on February 24, 2017 and incorporated herein by reference.

3.3	Bylaws of UVIC Inc. filed with the registration statement on Form S-1 filed with the Exchange on May 8, 2015 and incorporated herein by reference.

4.2*	2016 Stock Incentive Plan

4.3*	Form of Stock Award Agreement

10.1*	Form of Share Exchange Agreement, effective as of August 22, 2016, by and among UVCC, Inc., Zoompass, Inc. and shareholders of Zoompass, Inc.

10.2	Service Agreement dated February 24, 2015 between UVIC Inc. and Angara Corp. filed with the registration statement on Form S-1 with the Exchange on May 8, 2015 and incorporated herein by reference.

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

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed with with the Exchange on Form 10-K on April 4, 2017.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed with with the Exchange on Form 10-K on April 4, 2017.
32.1
Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with with the Exchange on Form 10-K on April 4, 2017.

32.2
Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with with the Exchange on Form 10-K on April 4, 2017.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2017.

ZOOMPASS HOLDINGS, INC.
May 15, 2017	By: /s/ Brian Morales
Brian Morales Chief Financial Officer