Form 10-Q
period 2017-03-31
Zoompass Holdings, Inc.
filed 2017-05-15
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to  ___

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2017
Common stock, $0.0001 par value	40,141,407

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Recent Unregistered Sales of Equity Securities	25

Item 3.	Exhibits	24

SIGNATURES		24

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Expressed in US dollars)

		March 31,	December 31,
ASSETS	Note	2017	2016
Current assets
Cash and cash equivalents	6	$93,101	$422,385
Cash held in trust and customer deposits		2,632,754	2,016,369
Accounts receivable (net of allowance for doubtful accounts of $16,531 – December 31, 2016 - $16,396)		178,065	63,274
Inventories		7,100	27,850
Prepaid expenses and other current assets	9	104,543	144,440
Total current assets		3,015,563	2,674,318
Equipment	4	50,214	54,519
Intangible assets	3,5	8,702,682	8,627,349
Total assets		$11,768,459	$11,356,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	6,9	$477,653	$474,508
Client funds		2,512,177	1,840,210
Total liabilities		2,989,830	2,314,718

Shareholders' equity
Common stock, $0.0001 par value 500,000,000 shares authorized, 39,820,611 (December 31, 2016 – 39,300,400) shares issued and outstanding	1,7	$3,981	$3,929
Additional paid in capital	7,8	23,537,217	23,251,123
Accumulated deficit		(14,620,119)	(13,984,951)
Accumulated other comprehensive loss		(142,450)	(228,633)
Total liabilities and shareholders' equity		8,778,629	9,041,468
		$11,768,459	$11,356,186
Going concern	1
Commitments and contingencies	10

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in US dollars)

		For the three months ended
	Note	March 31, 2017
Revenue
Gross prepaid card revenue		$245,481
Commissions and agent fees		(26,843)
Mobility products revenue		36,045
Net revenue		254,683
Processing and card fees		(189,554)
Mobility products cost of goods sold		(27,470)
Gross Margin		37,659
Expenses
Salaries and consultants		(395,896)
Rent		(35,203)
Share-based payment expense	8	(91,948)
Depreciation	4	(4,810)
Professional fees		(38,532)
Telecommunications		(2,991)
Office and sundry expenses		(74,381)
Filing fees and regulatory costs		(10,605)
Foreign exchange		(12,774)
Bank fees		(5,687)
		(672,827)
Net loss		$(635,168)

Other comprehensive loss
Foreign exchange translation gain		$86,183
Comprehensive loss		$(548,985)

Net loss per share - basic and diluted		$(0.02)

Weighted average number of common shares outstanding - basic and diluted		39,439,123

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
(Expressed in US dollars)

	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive loss	Total

December 31, 2016		39,300,400	$3,929	$23,251,123	$(13,984,951)	$(228,633)	$9,041,468
Exercise of warrants	7	520,211	52	194,146			194,198
Net loss		-	-	-	(635,168)	-	(635,168)
Share-based payment expense		-	-	91,948	-	-	91,948
Foreign currency translation		-	-	-	-	86,183	86,183
March 31, 2017		39,820,611	$3,981	$23,537,217	$(14,620,119)	$(142,450)	$8,778,629

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(Expressed in US dollars)

		For the three months ended
	Note	March 31, 2017
Cash flow from operating activities
Net loss		$(635,168)
Non-cash items:
Depreciation		4,810
Share-based payment expense	8	91,948
Foreign exchange loss		12,774
Changes in non-cash operating assets and liabilities
Accounts receivable		(114,858)
Deposits		(601,931)
Inventories		21,109
Prepaids and other current assets		(8,608)
Accounts payable and accrued liabilities		18,968
Advances to related parties	9	50,000
Client funds		659,374
Net cash used in operating activities		(501,582)
Cash flow from investing activities
Additions to intangibles	5	(20,000)
Net cash used in investing activities		(20,000)
Cash flow from financing activities
Issuance of common stock through the exercise of warrants	7	194,198
Net cash provided by financing activities		194,198
Effect of exchange rate changes on cash not held in U.S. dollars		(1,900)
Decrease in cash and cash equivalents		(329,284)
Cash and cash equivalents, beginning of period		422,385
Cash and cash equivalents, end of period		$93,101

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN
Zoompas Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings," or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016.

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

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On June 28, 2016, pursuant to an agreement with a shareholder of Zoompass, certain net assets were acquired by Zoompass in exchange for shares of Zoompass (note 3).  The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and customer deposits as well as the associated client funds.  As Zoompass Inc. was incorporated in June 2016, comparative information for the three months ended March 31, 2016 has not been presented.

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

These unaudited interim condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated statement of balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended December 31, 2016. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The Company's significant accounting policies have not changed from the year ended December 31, 2016.

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Newly Adopted Accounting Standards
In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the unaudited interim condensed consolidated balance sheets or the unaudited interim condensed consolidated statements of operations and comprehensive loss from the adoption of this standard.

Recently issued accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the unaudited interim condensed consolidated financial statements of adopting ASU 2014-09 will be assessed by management.

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total

Balance at December 31, 2016	$61,670	$2,333	$64,003
Foreign exchange and other	541	21	562
Balance at March 31, 2017	$62,211	$2,354	$64,565

Accumulated depreciation	Computer equipment	Furniture	Total

Balance at December 31, 2016	$(9,250)	$(234)	$(9,484)
Depreciation	(4,691)	(119)	(4,810)
Foreign exchange and other	(56)	(1)	(57)
Balance at March 31, 2017	$(13,997)	$(354)	$(14,351)

Balance at December 31, 2016	$52,420	$2,099	$54,519
Balance at March 31, 2017	$48,214	$2,000	$50,214

NOTE 5 – INTANGIBLE ASSETS

Cost	Acquired intangible assets	Payment platform	Total
Balance at December 31, 2016	$8,527,349	$100,000	$8,627,349
Foreign exchange	75,333	-	75,333
Balance at March 31, 2017	$8,602,682	$100,000	$8,702,682

The Company has capitalized $100,000 in costs related to improvements made on the acquired payment platform to further develop it for alternative business plans.  When the Company has completed the development of these improvements, they will be put into service and amortized over their expected life.

As at December 31, 2016, the Company had additions of $20,000 recorded in Accounts payable and accrued liabilities.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2017, the Company had $93,101 (December 31, 2016, $422,385), in cash and cash equivalents.

Additionally, the Company has commitments as detailed in note 10.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2017 and December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At March 31, 2017 and December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At March 31, 2017, the Company had an allowance for doubtful accounts of $16,531 (December 31, 2016, - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 7 – COMMON STOCK AND WARRANTS

Common stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During March 2017 the Company issued 520,211 shares in the common stock of the Company through the exercise of warrants.

Warrants

The Company had the following warrants outstanding at March 31, 2017

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2017
November 23, 2016(1)	-	0.50	March 31, 2017
	600,000

(1) On November 30, 2016, the warrants expiry was amended from November 30, 2016 to March 31, 2017.

NOTE 8– SHARE-BASED PAYMENTS

The components of share-based payments expense and the black-scholes valuation assumptions are detailed in the table below.

Date of grant		Contractual life	Number	Exercise price (C$)	Share- based payment expense	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Option grant	December 1, 2016	December 1, 2021	917,500	$1.50	66,569	$1.50	1%	108%	Nil	5.00
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	$1.50	25,379	$1.50	1%	108%	Nil	5.00
					$91,948

As at March 31, 2017, the Company had the following stock options and deferred stock units outstanding.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)	Remaining Expiry Date
Options	$493,080	4.67	562,500	562,500	0.50	December 1, 2021
Deferred stock units	210,961	4.67	187,500	187,500	-	December 1, 2021
Options	798,517	4.67	917,500	60,329	0.50	December 1, 2021
Deferred stock units	304,405	4.67	272,500	17,918	-	December 1, 2021
	$1,806,963	4.67	1,940,000	828,247

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended March 31, 2017.  The $80,000 is reflected in prepaids and other current assets as at March 31, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at March 31, 2017 was $211,205 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at March 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $156,769 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at March 31, 2017, the Company had an amount owing to the President of the Company of $26,086 (December 31, 2016 - $28,092) for salary.

As at March 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $25,470 (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $79,735 was recognized during the period ended March 31, 2017, for share-based payments expense to directors and officers of the Company.

As at March 31, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

	$
2017		101,948
2018		135,931
2019		135,931
2020		113,276
		487,086

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, in April and May of 2017, the Company completed several private placements which have raised approximately C$652,998 in gross proceeds through the issuance of 320,796 non-registered shares in the common stock of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations;

●	expectations regarding capital expenditures; and

●	assumptions relating to our liquidity position, including our ability to obtain additional financing, if required.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	the loss of key management personnel on whom the Company depends;

●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing if required.

●	our expectations with respect to our acquisition activity.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended March 31, 2017 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2016.

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

As detailed in this 10-Q, the historic accounts are that of Zoompass Inc., a Company incorporated in June 2016.  As a result there is no comparative information for the three months ended March 31, 2016.

Nature of Operations

Zoompas Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings," or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016.

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

Financial information in this filing have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated statement of balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

From the inception of Zoompass Inc. to March 31, 2017 the Company, inclusive of the results of Zoompass Holdings, Inc., from August 22, 2016, has generated net losses.  The Company may incur an additional operating loss for the three month period ended June 30, 2017, until such time that its additional pipeline of new revenue streams are launched.

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

Results of operations for the period ended March 31, 2017

Revenue and cost of sales

The Company's revenue consists of various fees associated with its prepaid debit card program.  For the period ended March 31, 2017, the Company generated gross card revenue of $245,481 and commissions and agent fees of $(26,843).  Additionally, the Company recognized revenue from the sale of mobility products of $36,045.  The Company recorded processing and card fees of $189,554 and cost of goods sold related to mobility products of $27,470.

General and administrative and other expenses

The Company incurred salaries and full-time consultant expenses of $395,896 for the period ended March 31, 2017.

Rent for the period ended March 31, 2017, was $35,203 and is related to the Company's corporate office.

For the period ended March 31, 2017, the Company incurred share-based payment expense of $91,948.  The share-based payment expense relates to certain options and deferred stock units that were granted in December, 2016 and vests over a period of 36 months from the date of grant.

The Company recognized depreciation expense of $4,810 and relates to the depreciation of computer equipment and furniture acquired.  As the Company, is currently enhancing the payment platform acquired to support its additional pipeline of revenue streams, costs incurred to enhance the platform are capitalized and are not being depreciated.

The Company incurred $38,532 in professional fees related to the costs of lawyers and reporting accountants.

Telecommunication expense is comprised of telephone and internet expenses.  Included in telecommunication expense is the costs related to regular and ongoing technological support.  For the period ended March 31, 2017, the Company incurred telecommunication expense of $2,991.

Office and sundry expense includes office expenses such as supplies, insurance and additional costs incurred to support the corporate head office.  For the period ended March 31, 2017, the Company incurred $74,381 in office and sundry expenses.

Included in filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs.  For the period ended March 31, 2017, the Company incurred filing fees and regulatory costs of $10,605.

The Company recorded a foreign exchange loss of $12,774.  The loss was primarily related to the realization and settlement of payables at exchange rates during the periods of strengthening of the US dollar relative to the Canadian dollar.

The Company incurred $5,687 in bank fees during the period ended March 31, 2017.

For the three months ended March 31, 2017, the Company incurred a net loss of $635,168 or $0.02 per share.

Liquidity and Capital Resources

As at March 31, 2017, the Company had a positive net working capital balance of $25,733 compared with $359,600 at December 31, 2016.  The decrease was primarily due to a use of cash for operating and investing activities during the period.

Operations for the period ended March 31, 2017, were primarily funded through cash balances at December 31, 2016, and the cash received from the issuances of shares of the Company's common stock as a result of the exercise of warrants.

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

Net Cash Used in Operating Activities

During the period ended March 31, 2017, cash used in operations was $501,582.  This was primarily the result of the net loss incurred offset to some extent by changes in non-cash working capital of $24,054.

Net Cash Provided by Investing Activities

During the period ended March 31, 2017, the Company invested $20,000 during the period related to its software platform.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $194,198 through the issuance of shares in the common stock of the Company.
Commitments

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

	$
2017		101,948
2018		135,931
2019		135,931
2020		113,276
		487,086

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2017, the Company had $93,101 (December 31, 2016, $422,385), in cash and cash equivalents.

Additionally, the Company has commitments as detailed in note 10 to the interim unaudited condensed consolidated financial statements.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2017 and December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At March 31, 2017 and December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At March 31, 2017, the Company had an allowance for doubtful accounts of $16,531 (December 31, 2016, - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the unaudited interim condensed consolidated balance sheet for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended March 31, 2017.  The $80,000 is reflected in prepaids and other current assets as at March 31, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at March 31, 2017 was $211,205 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at March 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $156,769 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2016, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at March 31, 2017, the Company had an amount owing to the President of the Company of $26,086 (December 31, 2016 - $28,092) for salary.

As at March 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $25,470 (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $79,735 was recognized during the period ended March 31, 2017, for share-based payments expense to directors and officers of the Company.

As at March 31, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in Accounts payable and accrued liabilities.

Newly Adopted and  Recently Issued Accounting Pronouncements

Newly Adopted Accounting Standards
In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the unaudited interim condensed consolidated balance sheets or the unaudited interim condensed consolidated statements of operations and comprehensive loss from the adoption of this standard.

Recently issued accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the unaudited interim condensed consolidated financial statements of adopting ASU 2014-09 will be assessed by management.

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the unaudited interim condensed consolidated balance sheets or the unaudited interim condensed consolidated statements of operations and comprehensive loss from this standard.

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
Off Balance Sheet Arrangements

The Company has no off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company" (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties,  due to limited administrative and financial personnel and related resources and as only one of our directors is independent segregation of duties as well as lack of administrative and financial personnel and related resources.

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

ITEM 2.  RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During March 2017 the Company issued 520,211 shares in the common stock of the Company through the exercise of warrants.

Subsequent to March 31, 2017, in April and May of 2017, the Company completed several private placements which have raised approximately C$652,998 in gross proceeds through the issuance of 320,796 non-registered shares in the common stock of the Company.

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

Zoompass Holdings, Inc.,
May 15, 2017	/s/ Rob Lee
Rob Lee Chief Executive Officer (Principal Executive Officer)