Form 10-K/A
period 2017-03-31
Zoompass Holdings, Inc.
filed 2017-05-25
CIK 1635748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2017
Common stock, $0.0001 par value	39,680,731

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 24, 2017, and as amended by the form 10-K/A filed with the Securities and Exchange Commission on May 15, 2017, is solely to amend and restate a portion of Part II, Item 11, under the paragraph entitled "Persons Covered", which contained a scriveners error.  No other changes have been made to the Form 10-K or 10-K/A as filed. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, as amended, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, as amended.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

As used in this Annual Report on Form 10-K/A and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to Zoompass Holdings, Inc. and our subsidiaries.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2016, there were four Named Executive Officers are set forth below:

Name	Position
Jack Robert Lee ("Rob Lee")	Chief Executive Officer, and Director
Steve Roberts	President and Director
Edward (Ted) Yew	Secretary and Director
Brian Morales	Chief Financial Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 20, 2017.

ZOOMPASS HOLDINGS, INC.
May 25, 2017	By: /s/ Brian Morales
Brian Morales Chief Financial Officer

.