Form 10-Q
period 2017-06-30
Zoompass Holdings, Inc.
filed 2017-08-21
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 21, 2017
Common stock, $0.0001 par value	41,759,117

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Expressed in US dollars)

		June 30,	December 31,
ASSETS	Note	2017	2016
Current assets			(note 3)
Cash and cash equivalents	6	$136,887	$422,385
Cash held in trust and customer deposits		3,673,677	2,016,369
Accounts receivable (net of allowance for doubtful accounts of $16,531, December 31, 2016 - $16,396)		113,771	63,274
Inventories		7,100	27,850
Prepaid expenses and other current assets	9	108,997	144,440
Total current assets		4,040,432	2,674,318
Equipment	3,4	48,057	54,519
Intangible assets	3,5	332,807	339,875
Goodwill	3,5	3,748,001	3,622,388
Total assets		$8,169,297	$6,691,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	9	$477,657	$474,508
Client funds		3,557,999	1,840,210
Total liabilities		4,035,656	2,314,718

Shareholders' equity
Common stock, $0.0001 par value 500,000,000 shares authorized, 40,474,471 shares issued and outstanding (December 31, 2016 - 39,300,400)	1,7	$4,046	$3,929
Additional paid in capital	7,8	19,836,673	18,484,743
Accumulated deficit		(15,741,560)	(14,004,013)
Accumulated other comprehensive income (loss)		34,482	(108,277)
Total liabilities and shareholders' equity		4,133,641	4,376,382
		$8,169,297	$6,691,100
Going concern	1
Commitments and contingencies	10

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in US dollars)

		For the three months ended	For the six months ended
	Note	June 30, 2017	June 30, 2017
Revenue
Gross prepaid card revenue		$199,984	$445,465
Commissions and agent fees		(31,227)	(58,070)
Mobility products revenue		-	36,045
Mobility product commissions		7,101	7,101
Net revenue		175,858	430,541
Processing and card fees		(236,103)	(425,657)
Mobility products cost of goods sold		-	(27,470)
Gross margin		(60,245)	(22,586)
Expenses
Salaries and consultants	9	(400,576)	(796,472)
Rent and occupancy costs		(48,374)	(83,577)
Share-based payment expense	8	(330,584)	(422,532)
Depreciation and amortization	4,5	(12,460)	(26,460)
Professional fees		(109,705)	(148,237)
Telecommunications		(3,483)	(6,474)
Office and sundry expenses and other		(136,884)	(211,265)
Filing fees and regulatory costs		(13,612)	(24,217)
Foreign exchange		26,639	13,865
Bank fees		(3,905)	(9,592)
		(1,032,944)	(1,714,961)
Net loss		$(1,093,189)	$(1,737,547)

Other comprehensive income
Foreign exchange translation gain		56,510	$142,759
Net loss and comprehensive loss		$(1,036,679)	$(1,594,788)

Net loss per share - basic and diluted		$(0.03)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted		40,119,780	39,781,332

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital (note 3)	Deficit (note 3)	Accumulated other comprehensive income (loss) (note 3)	Total
Reverse merger with Zoompass Inc.	3	9,345,000	$(4,470,156)	$4,470,156	$-	$-	$-
Issuance of additional founders shares		12,025,752	1,182	-	-	-	1,182
Issued in respect of share-based payments		8,125,772	-	9,489,767	-	-	9,489,767
Issued in respect of acquisition of net assets	3	8,060,913	4,472,730	-	-	-	4,472,730
Issued in respect of private placements		613,252	61	671,703	-	-	671,764
Exercise of warrants		1,129,711	112	427,873			427,985
Warrants issued		-	-	2,690,764	-	-	2,690,764
Share-based payment expense		-	-	734,480	-	-	734,480
Net loss		-	-	-	(14,004,013)	-	(14,004,013)
Foreign currency translation		-	-	-	-	(108,277)	(108,277)
December 31, 2016		39,300,400	$3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	7	520,211	52	194,146			194,198
Net loss		-	-	-	(1,737,547)	-	(1,737,547)
Share-based payment expense		-	-	422,532	-	-	422,532
Issuance of shares	7	654,130	65	735,252	-	-	735,317
Foreign currency translation		-	-	-	-	142,759	142,759
June 30, 2017		40,474,741	$4,046	$19,836,673	$(15,741,560)	$34,482	$4,133,641

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(Expressed in US dollars)

		For the three months ended	For the six months ended
	Note	June 30, 2017	June 30, 2017
Cash flow from operating activities
Net loss		$(1,093,189)	$(1,737,547)
Non-cash items:
Depreciation and amortization		12,460	26,460
Share-based payment expense	7,8	330,584	422,532
Foreign exchange gain		(26,639)	(13,865)
Changes in non-cash operating assets and liabilities
Accounts receivable		67,882	(46,976)
Deposits		(1,045,619)	(1,543,815)
Inventories		-	21,109
Prepaids and other current assets		(2,050)	(10,658)
Accounts payable and accrued liabilities		(11,909)	7,059
Advances to related parties	9	-	50,000
Client funds		1,052,938	1,608,577
Net cash used in operating activities		(715,542)	(1,217,124)
Cash flow from investing activities
Additions to intangibles	5	-	(20,000)
Net cash used in investing activity		-	(20,000)
Cash flow from financing activities
Issuance of common stock		735,317	735,317
Exercise of warrants	7	-	194,198
Net cash provided by financing activities		735,317	929,515
Effect of exchange rate changes on cash		24,011	22,111
Increase (decrease) in cash and cash equivalents		43,786	(285,498)
Cash and cash equivalents, beginning of period		93,101	422,385
Cash and cash equivalents, end of period		$136,887	$136,887

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

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On June 28, 2016, pursuant to an agreement with a shareholder of Zoompass, certain net assets were acquired by Zoompass in exchange for shares of Zoompass (note 3).  The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and customer deposits as well as the associated client funds.  As Zoompass Inc. was incorporated in June 2016, comparative information for the three and six months ended June 30, 2016 has not been presented.

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

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

These unaudited interim condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the period ended December 31, 2016. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The Company's significant accounting policies have not changed from the year ended December 31, 2016, except as described below.

Goodwill:  Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the acquisition amount over such fair value being recorded as goodwill and allocated to reporting units ("RU").  RUs are the smallest identifiable group of assets, liabilities and associated goodwill that generate cash inflows that are largely independent of the cash inflows from other assets or groups of assets.  Given how the Company is structured and managed, the Company is one RU.  Goodwill arises principally because of the following factors among other things: (1) the going concern value of the Company's capacity to sustain and grow revenues through securing additional contracts and customers,; (2) the undeserved market of consumers looking for financial transactional alternatives; (3) technological and mobile capabilities beyond acquired lines of business to capture buyer specific synergies arising upon a transaction and (4) the requirement to record a deferred tax liability for the difference between the assigned values and the tax bases of the assets acquired and liabilities assumed in a business combination, if any.

The Company accounts for goodwill and intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

Intangibles:  On acquisition, intangible assets, other than goodwill, are initially recorded at their fair value. Following initial recognition, intangible assets with a finite life are amortized on a straight line basis over their useful life. Useful lives are assessed at year end.

The following useful lives are used in the calculation of amortization:

Trademark – 7.25 years

Acquired payment platform – 5 years

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

During the quarter ended June 30, 2017, the Company finalized the purchase price with the assistance of a third party valuator.  As part of the finalization of the purchase price, the consideration was determined to be $4,472,730 based on the fair value of the business acquired.  The following table sets forth the allocation of the consideration to the fair value of the net assets acquired.  The acquired goodwill is primarily related to personnel and the value attributed to a company that is expected to experience accelerated growth.

Consideration
Common shares issued	$4,472,730
Net assets acquired
Cash and cash equivalents	$208,723
Customer deposits and cash in trust	1,843,296
Other current assets	76,214
Furniture and computer equipment	65,651
Trademark	161,600
Payment platform	109,710
Goodwill	3,715,646
Accounts payable	(31,019)
Customer liabilities	(1,677,091)
Total net assets acquired	$4,472,730

As a result of the finalization of the purchase price, certain adjustments were recorded to the consolidated balance sheet at December 31, 2016 and the consolidated statement of loss and comprehensive loss for the period ended December 31, 2016.  The following table detail the adjustments to the consolidated balance sheet and consolidated statement of loss and comprehensive loss as a result of the finalization of the purchase price.

Consolidated balance sheet	As at December 31, 2016
	As reported	Adjusted
Acquired intangible assets	$8,627,349	$-
Trademark	-	146,602
Payment platform	-	193,273
Goodwill	-	3,622,388
Additional paid in capital	23,251,123	18,484,743
Accumulated deficit	(13,984,951)	(14,004,013)
Accumulated other comprehensive loss	(228,633)	(108,277)

Consolidated statement of loss and comprehensive loss	For the period ended December 31, 2016
	As reported	Adjusted
Depreciation and amortization	$(9,655)	$(28,717)
Net loss	(13,984,951)	(14,004,013)
Foreign currency translation	(228,633)	(108,277)
Net loss and other comprehensive loss	(14,213,584)	(14,112,290)

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

The adjustments were the result of valuing the consideration based on the fair value of the acquired business and the allocation of and amortization of the acquired trademark and payment platform as well as the translation of foreign currency denominated balances.

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

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2016	$61,670	$2,333	$64,003
Foreign exchange and other	2,137	81	2,218
Balance at June 30, 2017	$63,807	$2,414	$66,221

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2016	$(9,250)	$(234)	$(9,484)
Depreciation	(7,912)	(211)	(8,123)
Foreign exchange and other	(544)	(13)	(557)
Balance at June 30, 2017	$(17,706)	$(458)	$(18,164)

Balance at December 31, 2016	$52,420	$2,099	$54,519
Balance at June 30, 2017	$46,101	$1,956	$48,057

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets
Cost	Trademark	Payment platform	Total
Balance at December 31, 2016	$157,544	$201,056	$358,600
Foreign exchange	5,463	6,972	12,435
Balance at June 30, 2017	$163,007	$208,028	$371,035

Accumulated amortization	Trademark	Payment platform	Total
Balance at December 31, 2016	$(10,942)	$(7,783)	$(18,725)
Amortization	(10,715)	(7,622)	(18,337)
Foreign exchange and other	(682)	(484)	(1,166)
Balance at June 30, 2017	(22,339)	$(15,889)	(38,228)

Balance at December 31, 2016	$146,602	$193,273	$339,875
Balance at June 30, 2017	$140,668	$192,139	$332,807

The Company has capitalized $100,000 in costs related to improvements made on the payment platform to further develop it for alternative business plans, since its acquisition.  When the Company has completed the development of these improvements, they will be put into service and amortized over their expected life.  The amortization relates to the amortization of the cost of the acquired payment platform at the acquisition date, see note 3 for additional details.

Of the $100,000 capitalized since acquisition, as at December 31, 2016, the Company had additions of $20,000 recorded in Accounts payable and accrued liabilities, which was paid during the six months ended June 30, 2017.

Cost	Goodwill
Balance at December 31, 2016	$3,622,388
Foreign exchange	125,613
Balance at June 30, 2017	$3,748,001

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 6 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company has exposure to liquidity risk and foreign currency risk.  The Company's risk management objective is to preserve and redeploy the existing treasury as appropriate with the business objectives and risk tolerance.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At June 30, 2017, the Company had $136,887 (December 31, 2016, $422,385), in cash and cash equivalents.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2017 and December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash held in trust and customer deposits, and accounts receivable. At June 30, 2017 and December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At June 30, 2017, the Company had an allowance for doubtful accounts of $16,531 (December 31, 2016, - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.
Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and accrued liabilities and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 7 – COMMON STOCK AND WARRANTS

Common stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During March 2017 the Company issued 520,211 shares in the common stock of the Company through the exercise of warrants for proceeds of $194,198.

During the three months ended June 30, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock.  As a result of these private placements 654,130 non-registered shares of the Company's common stock was issued for gross proceeds of $735,317.

Warrants

During the three and six months ended June 30, 2017, the Company issued 351,328 warrants.  The warrants have an exercise price of C$0.50 per warrant and exercisable into one share in the common stock of the Company.  The warrants have an expiry of September 1, 2017.

The Company had the following warrants outstanding at June 30, 2017

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2017
November 23, 2016(1)	-	0.50	March 31, 2017
June 8, 2017	351,328	0.50	September 1, 2017
	951,328

 (1) On November 30, 2016, the warrants expiry was amended from November 30, 2016 to March 31, 2017.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 8– SHARE-BASED PAYMENTS

The components of share-based payments expense and the black-scholes valuation assumptions are detailed in the table below.

					Expense
Date of grant		Contractual life	Number	Exercise price (C$)	Three months ended June 30, 2017	Six months ended June 30, 2017	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	$0.50	$239,078	$239,078	$1.42	1%	54%	Nil	0.23
Option grant	December 1, 2016	December 1, 2021	917,500	$1.50	66,252	132,821	$1.50	1%	108%	Nil	5.00
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	25,254	50,633	$1.50	1%	108%	Nil	5.00
					$330,584	$422,532

 As at June 30, 2017, the Company had the following stock options and deferred stock units outstanding.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)	Remaining Expiry Date
Options	$493,080	4.42	562,500	562,500	0.50	December 1, 2021
Deferred stock units	210,961	4.42	187,500	187,500	-	December 1, 2021
Options	798,517	4.42	917,500	106,078	0.50	December 1, 2021
Deferred stock units	304,405	4.42	272,500	31,505	-	December 1, 2021
	$1,806,963	4.42	1,940,000	887,583

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended June 30, 2017.  The $80,000 is reflected in prepaids and other current assets as at June 30, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at June 30, 2017 was $248,488 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at June 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $194,052 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at June 30, 2017, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at June 30, 2017, the Company had an amount owing to the President of the Company of $10,530 (December 31, 2016 - $28,092) for salary.

As at June 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $5,394 (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $94,962 and $173,377 was recognized during the three and six month period ended June 30, 2017, respectively, for share-based payments expense to directors and officers of the Company.

As at June 30, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

Fiscal year	$
2017		69,709
2018		139,418
2019		139,418
2020		116,182
		464,727

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

During the three and six months ended June 30, 2017, the Company learned that a class action complaint had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey.  The complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock.  Neither the Company nor the other defendants have yet been served with the complaint.  The Company has analyzed the complaint and, based on that analysis, has concluded that the complaint is legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims if the complaints are served upon it.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, 18,332 shares in the common stock of the Company were issued as a result of the exercise of warrants.

Subsequent to June 30, 2017, 1,266,044 shares in the common stock of the Company were issued for gross proceeds of $307,591 as a result of the several private placements.

Acquisition of transportation enablement platform
During the three months ended June 30, 2017, the Company entered into an agreement to acquire a transportation enablement platform (the "Platform") which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

In exchange for the acquisition of the Platform from a private Canadian based company, the Company will be providing as consideration the equivalent of up to C$1,000,000 in the form of non-registered shares in the common stock of the Company, based on a share price of the lesser of US$3.00 per share, or the share price on closing. The equivalent of C$400,000 in shares is payable on closing with C$300,000 payable in shares on the first anniversary of the closing, subject to the satisfaction of certain milestones, and an additional C$300,000 payable in shares on the second anniversary of the closing, subject to the satisfaction of certain milestones.

Transaction costs incurred with respect to the acquisition of the Platform have been expensed in the statements of loss and comprehensive loss for the three and six months ended June 30, 2017.

The transaction is expected to close in the third quarter of 2017, as there are currently conditions of closing that have not been completed.  As the transaction has not closed, the Company cannot calculate the total number of shares that are to be issued, nor is the financial information of Zerowire Group Inc., currently available.  As a result, pro forma information has not been presented.  The Company will make a determination of how the transaction will be accounted for when it prepares its financial statements for the period ended September 30, 2017.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended June 30, 2017 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2016.

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

As detailed in this 10-Q, the historic accounts are that of Zoompass Inc., a Company incorporated in June 2016.  As a result there is no comparative information for the three and six months ended June 30, 2016 as operating activity did not begin until the third quarter of 2016.

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

From the inception of Zoompass Inc. to June 30, 2017 the Company, inclusive of the results of Zoompass Holdings, Inc., from August 22, 2016, has generated net losses.  The Company may incur an additional operating loss for the three month period ended September 30, 2017, until such time that its additional pipeline of new revenue streams are launched.

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

AGREEMENT WITH STARLINK GROUP LLC
The Company has agreed to a marketing partnership with Starlink Group LLC ("STARLINK") to provide international brand exposure into expanding markets and key retailers.  STARKLINK is a wholesale distributor qualified in marketing cellphones and electronic equipment offering a variety of models and brands.  This partnership is in line with Zoompass' strategy of being a unique integrated fintech company by bridging mobility with a global mobile money platform.

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

ACQUISITION OF TRANSPORTATION ENABLEMENT PLATFORM
During the three months ended June 30, 2017, the Company entered into an agreement to acquire a transportation enablement platform (the "Platform") which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

In exchange for the acquisition of the Platform from a private Canadian based company, the Company will be providing as consideration the equivalent of up to C$1,000,000 in the form of non-registered shares in the common stock of the Company, based on a share price of the lesser of US$3.00 per share, or the share price on closing. The equivalent of C$400,000 in shares is payable on closing with C$300,000 payable in shares on the first anniversary of the closing, subject to the satisfaction of certain milestones,, and an additional C$300,000 payable in shares on the second anniversary of the closing, subject to the satisfaction of certain milestones.

The transaction closed in the third quarter of 2017.

Results of operations for the three and six months ended June 30, 2017

Revenue and cost of sales

The Company's revenue consists of various fees associated with its prepaid debit card program, sales from mobility devices as well as sales commissions from the sale of mobility devices.

  For the three months ended June 30, 2017, the Company generated gross card revenue of $199,984 and commissions and agent fees of $(31,227).  Additionally, the Company recognized commissions from the sale of mobility products of $7,101.  The Company recorded processing and card fees of $(236,103).  The decrease in revenue compared with the first quarter of 2017, is largely due to the a decrease in mobility sales as well as sales in the first quarter included one time set up fees for new programs that issued during the first quarter.

 For the six months ended June 30, 2017, the Company generated gross card revenue of $445,465 and commissions and agent fees of $(58,070).  Additionally, the Company recognized revenue from the sale of mobility products of $36,045.  The Company recorded processing and card fees of $(425,657) and cost of goods sold related to mobility products of $(27,470).

General and administrative and other expenses

The Company incurred salaries and full-time consultant expenses of $400,576 and $796,472 for the three and six months ended June 30, 2017, respectively.  Salaries and full-time consultant expenses were largely in-line with the three months ended March 31, 2017.

Rent and occupancy costs for the period ended June 30, 2017, was $48,374 compared with $35,203 for the period ended March 31, 2017.  Rent and occupancy costs were higher for the second quarter of 2017 compared with the first quarter due to certain enhanced security features the Company implemented at its corporate office.  Rent and occupancy costs for the six months ended June 30, 2017, was $83,577.

Share-based payment expense for the three months ended June 30, 2017, was $330,584, an increase from the three months ended March 31, 2017.  The increase was due to the issuance of warrants made during the second quarter.  For the period ended June, 2017, the Company incurred share-based payment expense of $422,532.  The share-based payment expense relates to certain options and deferred stock units that were granted in December, 2016 and vests over a period of 36 months from the date of grant as well as the warrants issued during the second quarter.

The Company recognized depreciation and amortization expense of $12,460 and $26,460 for the three and six months ended June 30, 2017, respectively.  Depreciation and amortization was largely in-line with the first quarter ended March 31, 2017.  As the Company, is currently enhancing the payment platform acquired to support its additional pipeline of revenue streams, costs incurred to enhance the platform are capitalized and are not being depreciated.

The Company incurred $109,705 in professional fees for the three months ended June 30, 2017, compared with, $38,532 for the three months ended March 31, 2017.  Professional fees were higher primarily due to additional legal costs associated with certain corporate matters, legal costs related to the acquisition of a transportation enablement platform and audit related to the period ended December 31, 2017.  During the six months ended June 30, 2017, professional fees amounted to $148,237.

Telecommunication expense is comprised of telephone and internet expenses.  Included in telecommunication expense is the costs related to regular and ongoing technological support.  For the period ended June 30, 2017, the Company incurred telecommunication expense of $3,483 for the three months ended June 30, 2017 and $6,474 for the six months ended June 30, 2017.

Office and sundry expense and other includes office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.   For the three months June 30, 2017, the Company incurred $136,884 in these costs, up from the first quarter of 2017.  The increase was primarily attributed to travel costs. For the six months ended June 30, 2017, the Company incurred $211,265 in office and sundry expenses.

Included in filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs.  For the three months ended June 30, 2017, the Company incurred $13,612 in filing fees and regulatory costs, slightly higher than the $10,605 incurred for the three months ended March 31, 2017.  For the six months ended June 30, 2017, the Company incurred filing fees and regulatory costs of $24,217.

The Company recorded a foreign exchange gain of $26,639 for the three months June 30, 2017, and $13,685 for the six months ended June 30, 2017.  The gain was primarily attributed to the strengthening of the Canadian dollar relative to the US dollar.

The Company incurred $3,905 and $9,592 in bank fees during the three and six months ended June 30, 2017, respectively.

For the three months ended June 30, 2017, the Company incurred a net loss of $1,093,189 or $0.03 per share and $1,737,547 or $0.04 per share for the six months ended June 30, 2017.

Liquidity and Capital Resources

As at June 30, 2017, the Company had a positive net working capital balance of $4,776 compared with $359,600 at December 31, 2016.  The decrease was primarily due to a use of cash for operating and investing activities during the period.

Operations for the period ended June 30, 2017, were primarily funded through cash balances at December 31, 2016, and the cash received from the issuances of shares of the Company's common stock as a result of the exercise of warrants and private placements.

Subject to the launch and ramp up of the additional pipeline of revenue streams, there is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due and consequently continue as a going concern. The Company may require additional funds to further develop our expanded business plan.  The Company may require additional financing this year to fund our operations and is examining possible sources of funding beyond the existing cash generated from operations.  Sales of additional equity securities would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially, or otherwise curtail operations.

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

Net Cash Used in Operating Activities

During the three months ended June 30, 2017, cash used in operations was $715,542 and $1,217,124 for the three months ended June 30, 2017.  This was primarily the result of the net loss incurred offset to some extent by changes in non-cash working capital of $61,242 and $85,296 for the three and six months ended June 30, 2017, respectively.

Net Cash Provided by Investing Activities

During the six months ended June 30, 2017, the Company invested $20,000 during the period related to its software platform.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $735,317 for the three months ended June 30, 2017 as a result of several private placements which occurred during the second quarter.  Earlier in the year $194,198 was generated through the issuance of shares in the common stock of the Company as a result of the exercise of warrants.

Commitments

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

2017	$69,709
2018	139,418
2019	139,418
2020	116,182
464,727

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At June 30, 2017, the Company had $136,887 (December 31, 2016, $422,385), in cash and cash equivalents.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2017 and December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash held in trust and customer deposits, and accounts receivable. At June 30, 2017 and December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At June 30, 2017, the Company had an allowance for doubtful accounts of $16,531 (December 31, 2016, - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.
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

Additionally, the following has been updated from the risks factors disclosed in the Company's 10-K filing for the year ended December 31, 2016.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management's attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in our common stock.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended June 30, 2017.  The $80,000 is reflected in prepaids and other current assets as at June 30, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at June 30, 2017 was $248,488 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at June 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $194,052 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at June 30, 2017, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at June 30, 2017, the Company had an amount owing to the President of the Company of $10,530 (December 31, 2016 - $28,092) for salary.

As at June 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $5,394 (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $94,962 and $173,377 was recognized during the three and six month period ended June 30, 2017, respectively, for share-based payments expense to directors and officers of the Company.

As at June 30, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three and six months ended June 30, 2017, the Company learned that a class action complaint had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey.  The complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock.  Neither the Company nor the other defendants have yet been served with the complaint.  The Company has analyzed the complaint and, based on that analysis, has concluded that the complaint is legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims if the complaints are served upon it.

ITEM 1A. RISK FACTORS

The Company, as a "smaller reporting company" (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2.  RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During March 2017 the Company issued 520,211 shares in the common stock of the Company through the exercise of warrants.

During the second quarter of 2017, the Company issued 654,130 shares in the common stock of the Company through the completion of several private placements for proceeds of $735,317.

During August 2017, the Company issued 18,332 shares in the common stock of the Company through the exercise of warrants.

During July and August of 2017, the Company issued 1,266,044 shares in the Common stock of the Company through the completion of several private placements for proceeds of $307,591.

Subsequent to June 30, 2017, 462,802 shares in the common stock of the Company were issued in connection with the acquisition of the taxi deployment platform.

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

Zoompass Holdings, Inc.,
August 21, 2017	/s/ Rob Lee
Rob Lee Chief Executive Officer (Principal Executive Officer)