Form 10-Q
period 2017-09-30
Zoompass Holdings, Inc.
filed 2017-11-20
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 20, 2017
Common stock, $0.0001 par value	41,869,117

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Expressed in US dollars)

		September 30,	December 31,
ASSETS	Note	2017	2016
Current assets			(note 3)
Cash and cash equivalents	6	$41,876	$422,385
Cash held in trust and customer deposits		2,580,430	2,016,369
Accounts receivable (net of allowance for doubtful accounts of $16,531, December 31, 2016 - $16,396)		128,178	63,274
Inventories		7,100	27,850
Prepaid expenses and other current assets	9	103,522	144,440
Total current assets		2,861,106	2,674,318
Equipment	3,4	45,627	54,519
Intangible assets	3,5	360,681	339,875
Goodwill	3,5	3,897,260	3,622,388
Total assets		$7,164,674	$6,691,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	9	$659,923	$474,508
Client funds		2,480,403	1,840,210
Total liabilities		3,140,326	2,314,718

Shareholders' equity
Common stock, $0.0001 par value 500,000,000 shares authorized, 41,759,117 shares issued and outstanding (December 31, 2016 - 39,300,400)	1,7	$4,175	$3,929
Additional paid in capital	7,8	20,297,842	18,484,743
Accumulated deficit		(16,480,211)	(14,004,013)
Accumulated other comprehensive income (loss)		202,542	(108,277)
Total liabilities and shareholders' equity		4,024,348	4,376,382
		$7,164,674	$6,691,100
Going concern	1
Commitments and contingencies	10
Subsequent events	11

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in US dollars)

		For the three months ended	For the nine months ended	From the date of incorporation
	Note	September 30, 2017	September 30, 2017	to September 30, 2016
Revenue				(note 1)
Gross prepaid card revenue		$209,029	$654,494	$125,706
Commissions and agent fees		(31,078)	(89,148)	(38,002)
Mobility products revenue		118,035	154,080	-
Fees and other revenue		78,769	78,769	-
Mobility product commissions		2,958	10,059	-
Net revenue		377,713	808,254	87,704
Processing and card fees		(175,122)	(600,779)	(117,874)
Mobility products cost of goods sold		(109,277)	(136,747)	-
Gross margin		93,314	70,728	(30,170)
Expenses
Salaries and consultants	9	(384,447)	(1,180,919)	(369,043)
Rent and occupancy costs		(38,805)	(122,382)	(39,476)
Share-based payment expense	8,9	(146,253)	(568,785)	(11,056,129)
Depreciation and amortization	4,5	(14,201)	(40,661)	(14,616)
Professional fees		(136,656)	(284,893)	(3,351)
Transaction costs	3	-	-	(11,553)
Telecommunications		(3,392)	(9,866)	(7,245)
Office and sundry expenses and other		(79,666)	(290,931)	(32,852)
Filing fees and regulatory costs		(6,568)	(30,785)	-
Foreign exchange loss		(16,889)	(3,024)	(2,206)
Bank fees		(5,088)	(14,680)	(5,971)
		(831,965)	(2,546,926)	(11,542,442)
Net loss		$(738,651)	$(2,476,198)	$(11,572,612)

Other comprehensive income
Foreign exchange translation gain (loss)		168,060	310,819	(21,339)
Net loss and comprehensive loss		$(570,591)	$(2,165,379)	$(11,593,951)

Net loss per share - basic and diluted		$(0.02)	$(0.06)	$(0.40)

Weighted average number of common shares outstanding - basic and diluted		41,191,567	40,256,576	28,833,893

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital (note 3)	Deficit (note 3)	Accumulated other comprehensive income (loss) (note 3)	Total
Reverse merger with Zoompass Inc.	3	9,345,000	$(4,470,156)	$4,470,156	$-	$-	$-
Issuance of additional founders shares		12,025,752	1,182	-	-	-	1,182
Issued in respect of share-based payments		8,125,772	-	9,489,767	-	-	9,489,767
Issued in respect of acquisition of net assets	3	8,060,913	4,472,730	-	-	-	4,472,730
Issued in respect of private placements		613,252	61	671,703	-	-	671,764
Exercise of warrants		1,129,711	112	427,873	-	-	427,985
Warrants issued		-	-	2,690,764	-	-	2,690,764
Share-based payment expense		-	-	734,480	-	-	734,480
Net loss		-	-	-	(14,004,013)	-	(14,004,013)
Foreign currency translation		-	-	-	-	(108,277)	(108,277)
December 31, 2016		39,300,400	$3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	7	538,543	54	201,442			201,496
Net loss		-	-	-	(2,476,198)	-	(2,476,198)
Share-based payment expense		-	-	568,785	-	-	568,785
Issuance of shares	7	1,920,174	192	1,042,872	-	-	1,043,064
Foreign currency translation		-	-	-	-	310,819	310,819
September 30, 2017		41,759,117	$4,175	$20,297,842	$(16,480,211)	$202,542	$4,024,348

See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC. (formerly known as UVIC, INC.)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(Expressed in US dollars)

	Note	For the nine months ended	From the date of incorporation
		September 30, 2017	to September 30, 2016
Cash flow from operating activities
Net loss		$(2,476,198)	$(11,572,612)
Non-cash items:
Depreciation and amortization	4,5	40,661	14,616
Share-based payment expense	7,8	568,785	11,056,129
Foreign exchange loss		3,024	2,206
Changes in non-cash operating assets and liabilities
Accounts receivable		(57,371)	(13,773)
Deposits		(392,369)	45,393
Inventories		21,109	-
Prepaids and other current assets		(480)	(3,962)
Accounts payable and accrued liabilities		165,325	190,445
Advances to related parties	9	50,000	-
Client funds		477,799	(42,879)
Net cash used in operating activities		(1,599,715)	(324,437)
Cash flow (used in) from investing activities
Asset acquisitions, net of cash acquired	3	-	208,723
Additions to intangibles	5	(45,000)	`60,000)
Net cash used in investing activity		(45,000)	148,723
Cash flow from financing activities
Issuance of common stock	7	1,043,064	271,661
Exercise of warrants	7	201,496	-
Net cash provided by financing activities		1,244,560	271,661
Effect of exchange rate changes on cash		19,646	(5,604)
Increase (decrease) in cash and cash equivalents		(380,509)	90,343
Cash and cash equivalents, beginning of period		422,385	-
Cash and cash equivalents, end of period		$41,876	$90,343

Interest paid		-	-
Taxes paid		-	-

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

Basis of presentation:  The unaudited consolidated interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.  From the date of incorporation on June 8, 2016, until the asset acquisition on June 28, 2016, further described in note 3, there was no operating activity, only the issuance of incorporation shares, the operations from June 28, 2016, to June 30, 2016, are immaterial to these consolidated interim financial statements. Accordingly, as the Company has presented the comparative unaudited consolidated interim statements of operations, comprehensive loss, and cash flows from the date of incorporation until September 30, 2016.

Certain comparative amounts have been reclassified to conform to the current year's presentation.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on the Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated balance sheet or the consolidated results of operations.

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

During the nine months ended September 30, 2017, the Company finalized the purchase price with the assistance of a third party valuator.  As part of the finalization of the purchase price, the consideration was determined to be $4,472,730 based on the fair value of the business acquired.  The following table sets forth the allocation of the consideration to the fair value of the net assets acquired.  The acquired goodwill is primarily related to personnel and the value attributed to a company that is expected to experience accelerated growth. .

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

Acquisition of transportation enablement platform

During the nine months ended September 30, 2017, the Company entered into an agreement to acquire a transportation enablement platform (the "Platform") which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

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

Transaction costs incurred with respect to the acquisition of the Platform have been expensed in the statements of loss and comprehensive loss for the three and nine months ended September 30, 2017.

The transaction is expected to close in the fourth quarter of 2017, as there are currently conditions of closing that have not been completed.  As the transaction has not closed, the Company cannot calculate the total number of shares that are to be issued, nor is the financial information of Zerowire Group Inc., currently available.  As a result, pro forma information has not been presented.  The Company will make a determination of how the transaction will be accounted for when it prepares its financial statements for the period ended December 31, 2017.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2016	$61,670	$2,333	$64,003
Foreign exchange and other	4,678	177	4,855
Balance at September 30, 2017	$66,348	$2,510	$68,858

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2016	$(9,250)	$(234)	$(9,484)
Depreciation	(12,112)	(324)	(12,436)
Foreign exchange and other	(1,279)	(32)	(1,311)
Balance at September 30, 2017	$(22,641)	$(590)	$(23,231)

Balance at December 31, 2016	$52,420	$2,099	$54,519
Balance at September 30, 2017	$43,707	$1,920	$45,627

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Cost	Trademark	Payment platform	Total
Balance at December 31, 2016	$157,544	$201,056	$358,600
Additions	-	25,000	25,000
Foreign exchange	11,954	14,841	26,795
Balance at September 30, 2017	$169,498	$240,897	$410,395

Accumulated amortization	Trademark	Payment platform	Total
Balance at December 31, 2016	$(10,942)	$(7,783)	$(18,725)
Amortization	(16,493)	(11,732)	(28,225)
Foreign exchange and other	(1,616)	(1,148)	(2,764)
Balance at September 30, 2017	(29,051)	$(20,663)	(49,714)

Balance at December 31, 2016	$146,602	$193,273	$339,875
Balance at September 30, 2017	$140,447	$220,234	$360,681

The Company has capitalized $125,000 in costs related to improvements made on the payment platform to further develop it for alternative business plans, since its acquisition.  When the Company has completed the development of these improvements, they will be put into service and amortized over their expected life.  The amortization relates to the amortization of the cost of the acquired payment platform at the acquisition date, see note 3 for additional details.

Of the $125,000 capitalized since acquisition, as at December 31, 2016, the Company had additions of $20,000 recorded in Accounts payable and accrued liabilities, which was paid during the nine months ended September 30, 2017.

Cost	Goodwill
Balance at December 31, 2016	$3,622,388
Foreign exchange	274,872
Balance at September 30, 2017	$3,897,260

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2017, the Company had $41,876  (December 31, 2016, $422,385), in cash and cash equivalents.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2017 and December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash held in trust and customer deposits, and accounts receivable. At September 30, 2017 and December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At September, 2017, the Company had an allowance for doubtful accounts of $16,531 (December 31, 2016, - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

During the three months ended September 30, 2017, the Company issued 18,332 shares in the common stock of the Company through the exercise of warrants for gross proceeds of $7,298.  For the nine months ended September 30, 2017, the Company issued 538,543 shares in the common stock of the Company thorough the exercise of warrants for gross proceeds of $201,496.

During the three months ended September 30, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock.  As a result of these private placements 1,266,044 non-registered shares of the Company's common stock was issued for gross proceeds of $307,407.

During the nine months ended September 30, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock.  As a result of these private placements 1,920,174 non-registered shares of the Company's common stock was issued for gross proceeds of $1,043,064.

On September 7, 2016, the Company's shareholders approved a forward common stock split of 3.5 to 1.

On August 24, 2016, the Company completed a non-brokered offering of 233,331 shares, at $1.16 per common stock (C$1.50 per common stock) for aggregate gross proceeds of $270,479 (C$350,000).

On August 22, 2016, the Company issued 9,345,000 common stock, in respect of the reverse takeover transaction.  See note 3 for additional details.

On June 28, 2016, Zoompass issued 8,060,913 shares, to acquire certain net assets.  See note 3 for additional details.

On June 15, 2016, Zoompass issued 12,020,502 shares, to the founders of Zoompass.

On June 8, 2016, Zoompass issued 5,250 common shares, on the initial incorporation of Zoompass Inc.

Warrants

During the nine months ended September 30, 2017, the Company issued 351,328 warrants.  The warrants have an exercise price of C$0.50 per warrant and exercisable into one share in the common stock of the Company.  The warrants expired on September 1, 2017.

The Company had the following warrants outstanding at September 30, 2017

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016 (1)	600,000	0.50	October 31, 2017
November 23, 2016(2)	-	0.50	March 31, 2017
	600,000

(1)  During the three and nine months ended September 30, 2017, the Company amended the expiry date of these warrants, extending them to October 31, 2018, all other terms remain unchanged.

 (2) On November 30, 2016, the warrants expiry was amended from November 30, 2016 to March 31, 2017.

Warrants outstanding	Number	Weighted Average Exercise Price (C$)
December 31, 2016	1,471,659	0.50
Expired	(684,444)	0.50
Exercised	(538,543)	0.50
Issued	351,328	0.50
September 30, 2017	600,000	0.50

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 8– SHARE-BASED PAYMENTS

The components of share-based payments expense and the black-scholes valuation assumptions are detailed in the table below.

Date of grant		Contractual life	Number	Exercise price (C$)	Three months ended September 30, 2017	Nine months ended September 30, 2017	Period ended September 30, 2016	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	$0.50	$-	$239,078	$-	$1.42	1%	54%	Nil	0.23
Option grant	December 1, 2016	December 1, 2021	917,500	$1.50	70,466	203,287	-	$1.50	1%	108%	Nil	5.00
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	27,470	78,103	-	$1.50	1%	108%	Nil	5.00
Warrant amendment	August 31, 2017	October 31, 2018	600,000	$0.50	48,317	48,317	-	$0.44	1%	84%	Nil	1.17
Issued in respect of share-based payment expense	June 28, 2016	N/A	8,125,772	N/A	-	-	9,489,767	$1.50	N/A	N/A	N/A	N/A
Warrant issuance	July 26, 2016	Various	2,039,710	$0.50	-	-	1,566,362	$1.50	1%	100%	Nil	0.26
					$146,253	$568,785	$11,056,129

 As at September 30, 2017, the Company had the following stock options and deferred stock units outstanding.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)	Remaining Expiry Date
Options	$493,080	4.17	562,500	562,500	1.50	December 1, 2021
Deferred stock units	210,961	4.17	187,500	187,500	-	December 1, 2021
Options	798,517	4.17	917,500	152,330	1.50	December 1, 2021
Deferred stock units	304,405	4.17	272,500	45,242	-	December 1, 2021
	$1,806,963	4.17	1,940,000	947,572

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended September 30, 2017.  The remaining $80,000 is reflected in prepaids and other current assets as at September 30, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at September 30, 2017 was $286,317 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at September 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $231,881 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at September 30, 2017, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at September 30, 2017, the Company had an amount owing to the President of the Company of $5,475 (December 31, 2016 - $28,092) for salary.

As at September 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $4,006 (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $94,063 and $267,440 was recognized during the three and nine month period ended September 30, 2017, respectively, for share-based payments expense to directors and officers of the Company.

As at September 30, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

2017	40,246
2018	160,984
2019	160,984
2020	134,155
496,369

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

During the nine months ended September 30, 2017, the Company was served with a  class action complaint that had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey.  The complaint alleges, inter alia, that the defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock.   The Company has analyzed the complaint and has concluded that the complaint is legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

Also during the nine months ended September 30, 2017, the Company was served with two derivative complaints on behalf of the Company have been filed against the Company's Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark and in the United States District Court for the District of Nevada.  These complaints allege, inter alia, that the Company's officers and directors directed the Company to undertake an unlawful scheme to promote its stock.  The Company has analyzed these complaints and has concluded that the complaints are legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company completed several private placements and issued 110,000 non-registered shares in the common stock of the Company for gross proceeds of $44,014.

Subsequent to September 30, 2017, the Company issued 332,996 warrants at an exercise price of C$0.50.  Each warrant is exercisable into one share of the common stock of the Company and expire on December 31, 2017.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended September 30, 2017 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2016.

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

As detailed in this 10-Q, the historic accounts are that of Zoompass Inc., a Company incorporated in June 2016.  From the date of incorporation on June 8, 2016, until the asset acquisition on June 28, 2016, there was no operating activity, only the issuance of incorporation shares, the operations from June 28, 2016, to June 30, 2016, are immaterial to the consolidated interim unaudited financial statements. Accordingly, as the Company has presented the comparative unaudited consolidated interim statements of operations, comprehensive loss, and cash flows from the date of incorporation until September 30, 2016.

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

From the inception of Zoompass Inc. to September 30, 2017 the Company, inclusive of the results of Zoompass Holdings, Inc., from August 22, 2016, has generated net losses.  The Company may incur an additional operating loss for the three month period ended December 31, 2017, until such time that its additional pipeline of new revenue streams are launched.

Recent developments

The Company has launched its mobility products and solutions program consisting of new and certified customer pre-owned phones and tablets, branded accessories and endless aisle program availability.

In connection with the launch of the mobility products and solutions programs the Company entered into several agreements more fully described below.

LICENSED DISTRIBUTION OF NOKIA PHONES
In October 2017, the Company announced it had become the first company in Canada to reach an agreement for the distribution of the next generation of Nokia mobile phones, through HMD Global, the home of Nokia phones. The Canadian launch will focus on three products which include the Nokia 3310 3G, Nokia 3 and Nokia 5.  The Nokia smartphones offer a pure Android experience and Canadian consumers will receive regular updates once released by HMD Global.  This agreement will allow Zoompass to distribute to all Canadian retail outlets and further advance its model of integrating its mobile business with its financial platform. To support this, Zoompass is pleased to announce that it has hired Dave Bergeron, a 23-year Nokia veteran in Canada to lead this initiative.

MOBILITY SOLUTIONS PROGRAM
In November 2017, the Company, through a wholly-owned subsidiary, secured purchase orders and issued invoices valued at approximately C$740,000.  Of this amount, approximately C$45,000 was recognized as gross revenue during the period ended September 30, 2017, with the balance to be recognized during the Company's fiscal fourth quarter.  The purchase orders are subject to certain standard risks, including the delivery of mobile devices, which is expected to occur during the fourth quarter of 2017.  These are initial orders and the beginning of what the company expects to be a steady line of revenue within its mobility devices group. Collectively these orders are for approximately 4,875 units across the Company's various product offerings and to its various distribution partners, including iOnetek Inc., a Canadian private distributor of mobile devices.

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

ACQUISITION OF TRANSPORTATION ENABLEMENT PLATFORM
During the nine months ended September 30, 2017, the Company entered into an agreement to acquire a transportation enablement platform (the "Platform") which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

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

The transaction is expected to close in the fourth quarter of 2017.

Results of operations for the three and nine months ended September 30, 2017

Revenue and cost of sales

The Company's revenue consists of various fees associated with its prepaid debit card program, sales from mobility devices, sales commissions from the sale of mobility devices and fees and other revenue.

  For the three months ended September 30, 2017, the Company generated gross card revenue of $209,029 and commissions and agent fees of $(31,078), compared with gross card revenue of $125,706 and commissions and agent fees of $(38,002) for the period ended September 30, 2016.  Revenue was higher due to the launch of certain programs during 2017.  Additionally, the Company recognized revenue from the sale of mobility products of $118,035, mobility product commissions of $2,958 and cost of goods sold of $(109,277).  The Company also recognized fees and other revenue of $78,769.  The Company recorded processing and card fees of $(175,122), compared with $(117,874) for the period ended September 30, 2016.   These fees were higher for the current year period due to an increased number of transactions.

For the nine months ended September 30, 2017, the Company generated gross card revenue of $654,494 and commissions and agent fees of $(89,148).  Additionally, the Company recognized revenue from the sale of mobility products of $154,080, mobility product commissions of $10,059 and cost of goods sold of $(136,747).  The Company also recognized fees and other revenue of $78,769.  The Company recorded processing and card fees of $(600,779).

General and administrative and other expenses

The Company incurred salaries and full-time consultant expenses of $384,447 for the three months ended September 30, 2017 compared with $369,043 for the period ended September 30, 2016.  Salaries and full-time consultants were higher for the current period due to higher head count.  For the nine months ended September 30, 2017, the Company recognized $1,180,919 in salaries and full-time consultant costs.

Rent and occupancy costs for the three months ended September 30, 2017 was $38,805, largely in line with rent and occupancy costs of $39,476 for the period ended September 30, 2016.  Rent and occupancy costs for the nine months ended September 30, 2017, was $122,382.

Share-based payment expense for the three months ended September 30, 2017, was $97,936, substantially lower than the share-based payment expense of $11,056,129 for the period ended September 30, 2016.  Included in share-based payment expense for the period ended September 30, 2016, is an amount related to the grant of restricted shares to certain employees and full-time consultants.  Additionally, share-based payments expense was recognized for the value attributed to the grant of warrants to certain individuals. Share-based payment expense for the nine months ended September 30, 2017, was $520,468 and reflects the issuance of warrants made during the nine months ended September 30, 2017.

The Company recognized depreciation and amortization expense of $14,201 for the three months ended September 30, 2017, largely consistent with the depreciation and amortization expense of $14,616 for the period ended September 30, 2016.  For the nine months ended September 30, 2017, depreciation and amortization expense of $40,661.  As the Company, is currently enhancing the payment platform acquired to support its additional pipeline of revenue streams, costs incurred to enhance the platform are capitalized and are not being depreciated.

The Company incurred $136,656 in professional fees for the three months ended September 30, 2017, compared with $3,351 for the period ended September 30, 2016.  Professional fees were significantly higher due to increased corporate activity and the fact that the Company completed its reverse take-over in August 2016, and did not incur any significant legal or accountant costs.  For the nine months ended September 30, 2017, the company recognized $284,983 in professional fees.

The Company recognized $11,553 in transaction costs during the period ended September 30, 2016, related to certain corporate transactions.

Telecommunication expense is comprised of telephone and internet expenses.  Included in telecommunication expense is the costs related to regular and ongoing technological support.  For the three months ended September 30, 2017, the Company incurred $3,392 in telecommunication costs down from the $7,245 for the period ended September 30, 2016.  For the nine months ended September 30, 2017, the Company incurred telecommunication expense of $9,866.

Office and sundry expense and other includes office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.   For the three months ended September 30, 2017, office and sundry and other was $79,666, higher than the period ended September 30, 2016, of $32,852, largely due to increased travel costs as a result of higher business activity in 2017.  Office and sundry expense and other for the nine months ended September 30, 2017 was $290,931.

Included in filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs.  For the three months ended September 30, 2017, the Company incurred $6,568, compared with $nil for the period ended September 30, 2016.  For the nine months ended September 30, 2017, the Company incurred $30,785 in filing fees and regulatory costs.

The Company recorded a foreign exchange loss of $16,889 and $3,024 for the three and nine months ended September 30, 2017, respectively, largely due to the strengthening of the US dollar relative to the Canadian dollar.  During the period ended September 30, 2016, the Company recognized a foreign exchange loss of $2,206.

The Company incurred $5,088 and $5,971 in bank fees for the three months ended September 30, 2017 and the period ended September 30, 2016, respectively.  Bank fees for the nine months ended September 30, 2017, was $14,680.

For the three months ended September 30, 2017, the Company incurred a net loss of $690,334 or $0.02 per share and $11,572,612 or $0.40 per share for the period ended September 30, 2016.  For the nine months ended September 30, 2017, the Company incurred a loss of $2,427,881 or $0.06 per share.

Liquidity and Capital Resources

As at September 30, 2017, the Company had a net working capital deficit of $279,220 compared with a surplus of $359,600 at December 31, 2016.  The decrease was primarily due to a use of cash for operating and investing activities during the period.

Operations for the period ended September 30, 2017, were primarily funded through cash balances at December 31, 2016, and the cash received from the issuances of shares of the Company's common stock as a result of the exercise of warrants and private placements.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, $1,599,715 in cash, respectively, was used for operations.  This was primarily the result of the net loss offset to some extent by changes in non-cash working capital.  During the period ended September 30, 2016, $324,437 in cash was used in operations.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2017, the Company invested $45,000 in its software platform.  During the period ended September 30, 2016, the Company acquired $208,723 in cash and cash equivalents from the acquisition of certain assets on June 28, 2016.  Additionally, the Company invested $60,000 during the period related to its software platform.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2017, $1,244,560 was raised through the completion of several private placements and the exercise of warrants.   Net cash provided by financing activities was $271,661, and was the result of a private placement through the issuance of 266,661 shares.

Commitments

The Company is currently using leased office space under a contract which runs to October 31, 2020.  The amount due under this contract is as follows:

2017	40,246
2018	160,984
2019	160,984
2020	134,155
496,369

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2017, the Company had $41,876 (December 31, 2016, $422,385), in cash and cash equivalents.

Additionally, the Company has commitments as noted previously.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2017 and December 31, 2016, the Company's credit risk is primarily attributable to cash and cash equivalents, cash held in trust and customer deposits, and accounts receivable. At September 30, 2017 and December 31, 2016, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At September, 2017, the Company had an allowance for doubtful accounts of $16,531 (December 31, 2016, - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended September 30, 2017.  The remaining $80,000 is reflected in prepaids and other current assets as at September 30, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at September 30, 2017 was $286,317 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at September 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $231,881 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at September 30, 2017, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at September 30, 2017, the Company had an amount owing to the President of the Company of $5,475 (December 31, 2016 - $28,092) for salary.

As at September 30, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $4,006 (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $94,063 and $267,440 was recognized during the three and nine month period ended September 30, 2017, respectively, for share-based payments expense to directors and officers of the Company.

As at September 30, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on the Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated balance sheet or the consolidated results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2017, the Company was served with a class action complaint had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey.  The complaint alleges, inter alia, that the defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock.  The Company has analyzed the complaint and has concluded that the complaint is legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

Also during the nine months ended September 30, 2017, the Company was served with two derivative complaints on behalf of the Company have been filed against the Company's Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark and in the United States District Court for the District of Nevada.  These complaints allege, inter alia, that the Company's officers and directors directed the Company to undertake an unlawful scheme to promote its stock.   The Company has analyzed these complaints and has concluded that the complaints are legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

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

During the three months ended September 30, 2017, the Company issued 18,332 shares in the common stock of the Company through the exercise of warrants for gross proceeds of $7,298.

During the three months ended September 30, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock.  As a result of these private placements 1,266,044 non-registered shares of the Company's common stock was issued for gross proceeds of $307,407.

In October, 2017, the Company completed several private placements and issued 110,000 non-registered shares in the common stock of the Company for gross proceeds of $44,014.

Subsequent to September 30, 2017, the Company issued 332,996 warrants at an exercise price of C$0.50.  Each warrant is exercisable into one share of the common stock of the Company and expire on December 31, 2017.

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

Zoompass Holdings, Inc.,
November 20, 2017	/s/ Rob Lee
Rob Lee Chief Executive Officer (Principal Executive Officer)