Form 10-K
period 2017-12-31
Zoompass Holdings, Inc.
filed 2019-06-13
CIK 1635748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 333-203997

ZOOMPASS HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2075 Kennedy Rd, , Suite 404 Toronto, Ontario Canada, M1T 3V3
(Address of principal executive offices, including Zip Code)
416-864-4346 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X].

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files.  Yes [ ]  No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of (date) was _________.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of June 30, 2017 was approximately $_________.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 12, 2019
Common stock, $0.0001 par value	100,000,000

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2017, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Zoompass Holdings, Inc. or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

On October 17, 2018, Zoompass Holdings, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Virtublock Global Corp. (“virtublock”) pursuant to which the Company acquired certain cryptocurrency Exchange/Wallet platform assets. Virtublock will receive 45% of the issued and outstanding shares of common stock of the Company, after giving effect to such issuance, or approximately forty-four million nine hundred eleven thousand seven hundred and twenty four (44,911,724) shares of the Company’s common shares based on fifty-five million eighty-eight thousand two hundred seventy-six (55,088,276) shares outstanding.

The Asset Purchase Agreement contains standard and customary representations, warranties and covenants. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement, a copy of which is filed as Exhibit 2.1 to this Current Report on Form 8-K and incorporated herein by reference.

The Company’s directors and officers Mahmoud (Moody) Hashem and Nayeem Saleem Alli are principal shareholder of Virtublock. The purchase price of the assets was set using the book, or carrying value, of the assets, which was paid in shares of common stock of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at #404-2075 Kennedy Rd., Toronto, Ontario, Canada, M1T 3V3.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

During the year ended December 31, 2017, the Company learned that a class action complaint (the “Class Action Complaint”) had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey.  The Class Action Complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock.  The Company has been served with the Class Action Complaint.  The Company has analyzed the Class Action Complaint and, based on that analysis, has concluded that it is legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

Also during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court.  The state court action subsequently was removed to federal court.  The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock.  The Company has been served with the Derivative Complaints.  The Company has analyzed them and, based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

Subsequent to the year end, on August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint. Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey. The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018. On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice. Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.

Also after year end, the company was served with a third derivative action, was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court.  Subsequently, this case was removed to federal court.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.76	$0.17
Third Quarter	1.00	0.25
Second Quarter	3.75	0.56
First Quarter	1.90	0.71

FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$2.27	$2.25
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as per the OTC Markets.
(2)	The Company shares are currently halted.

Approximate Number of Holders of Our Common Stock

As of June 10, 2019, the Company had approximately 140 stockholders of record and 100,000,000shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

 Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

On November 22, 2017, the Company issued 1,400,000 shares in the common stock of the Company for gross proceeds of $490,000.

On December 5, 2017, the Company entered into a promissory note in the amount of C$588,600 with an arm’s length third party. The note was to be repaid no later than 90 days from the date of issuance with an interest rate of 1.75% per 30 day period.

On March 31, 2018, the Company issued a Secured Convertible Promissory Note in the amount of $750,000. The note bears an interest rate of 18% per annum. The holders of the note at any time have the option to convert the outstanding and unpaid principal of under the note into fully paid and non-assesable shares of common stock of the Company at a conversion price of $0.10 per share. On September 10, 2018, , the note was converted into 7,500,000 shares of common stock in the Company.At the end of January 2018, the Company received funds in the amount of $125,000 from shareholders and a former director of the Company. There were no terms of repayment and no interest charged on the amount. On September 10, 2018, 2018, the note was converted into 870,000 shares of common stock in the Company.

On October 17, 2018, Zoompass Holdings, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Virtublock Global Corp. (“virtublock”) pursuant to which the Company acquired certain cryptocurrency Exchange/Wallet platform assets. Virtublock will receive 45% of the issued and outstanding shares of common stock of the Company, after giving effect to such issuance, or approximately forty-four million nine hundred eleven thousand seven hundred and twenty four (44,911,724) shares of the Company’s common shares based on fifty-five million eighty-eight thousand two hundred seventy-six (55,088,276) shares outstanding.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2017.

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

On October 17, 2018, Zoompass Holdings, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Virtublock Global Corp. (“virtublock”) pursuant to which the Company acquired certain cryptocurrency Exchange/Wallet platform assets. Virtublock will receive 45% of the issued and outstanding shares of common stock of the Company, after giving effect to such issuance, or approximately forty-four million nine hundred eleven thousand seven hundred and twenty four (44,911,724) shares of the Company’s common shares based on fifty-five million eighty-eight thousand two hundred seventy-six (55,088,276) shares outstanding

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

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

For the year ended December 31, 2017, the Company incurred a net loss of $ 7,298,520. From the inception of Zoompass Inc. to December 31, 2016, the Company, inclusive of the results of UVIC Inc., from August 22, 2016, generated a net loss of $14,004,013.  Included in the loss was an amount of $12,915,010 related to share-based payments, a non-cash item.

The Company may incur additional operating losses for the 2018 fiscal year.

Results of operations for the year ended December 31, 2017 and for the period ended December 31, 2016

Revenue and cost of sales

The Company's revenue consists of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform.  Additionally, the Company recognized revenue from the sale of mobility products. For the year ended December 31, 2017, the Company had gross prepaid card revenue of $804,074 and mobility products revenue of $643,990. Net of commissions and agent fees the Company recognized net revenue of $1,441,232.

For the period ended December 31, 2016, the Company had gross revenue of $284,345 and commission and agent fees of $63,324.  Additionally, the Company incurred processing, production and card fees of $272,034, which included the production and delivery of prepaid cards to select retail locations in December 2016. Revenues were higher for the year ended December 31, 2017, as 2017 reflects a full year of operations whereas 2016 only reflects operations from the incorporation date.

General and administrative and other expenses

For the year ended December 31, 2017, the Company recognized an impairment charge related to its trademark and goodwill of $3,874,836. As a result, of financing concerns required to advanced the Company’s business and personnel departures, the Company determined that the carrying amount of the trademark and goodwill could not be supported. As a result, the trademark and the goodwill were written to $nil.

For the year ended December 31, 2017, $1,641,354 in salaries and full-time consultant costs compared with $691,981 for the period ended December 31, 2016. Salaries and full-time consultant costs were higher as a result of twelve full months of costs recognized for 2017.

For the year ended December 31, 2017, $717,462 was incurred in respect of share-based payment expense. For the period ended December 31, 2016,  the Company incurred share-based payment expense of $12,915,010.  Included in share-based payment expense is an amount related to the grant of restricted shares to certain employees and full-time consultants.  Additionally, share-based payments expense was recognized for the value attributed to the grant of warrants to certain individuals as well as the grant of stock options and deferred stock units. Share-based payment expense was lower in the current year as the majority of share-based payment expense related to the issuance of share awards, options and deferred share units were recognized on issuance.

Rent and occupancy costs for the year ended December 31, 2017, was $160,175 compared with $90,036 for the period ended December 31, 2016. Rent and occupancy costs were higher as 2016 only reflects the period of incorporation to December 31.

For the year ended December 31, 2017, depreciation and amortization expense of $54,689 was recorded compared with $28,209 for the period ended December 31, 2016.

The Company incurred $550,553 in professional fees for the year ended December 31, 2017 compared with $62,113 for the period ended December 31, 2016. Professional fees were significantly higher due to increased corporate activity including certain legal matter, for 12 months and the fact that the Company completed its reverse take-over in August 2016, and did not incur any significant legal or accountant costs.

The Company recognized $11,553 in transaction costs during the period year ended December 31, 2016, related to certain corporate transactions.

Telecommunication expense is comprised of telephone and internet expenses.  Included in telecommunication expense is the costs related to regular and ongoing technological support.  For the year ended December 31, 2017, telecommunication costs were $13,259 down from the $42,558 for the period ended December 31, 2016.

Office and sundry expense and other includes office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.   Office and sundry expense and other for the year ended December 31, 2017, was $351,323 compared with $92,549 for the period ended December 31, 2016. These expenditures were higher largely due to twelve months of insurance costs incurred during the current year.

Included in filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs.  For the year ended December 31, 2017, $34,160 compared with $nil in the period ended December 31, 2016.

The Company recorded a foreign exchange loss of $7,048 for the year ended December 31, 2017, largely due to the strengthening of the US dollar relative to the Canadian dollar. During the period ended December 31, 2016, the Company recognized a foreign exchange gain of $7,117.

The Company incurred $25,663 in net bank fees for year ended December 31, 2017. Bank fees for the period ended December 31, 2016, was $14,818.

For the year ended December 31, 2017, the Company incurred a net loss of $7,298,520 or $0.18 per share. For the period ended December 31, 2016, the Company incurred a net loss of $14,004,013 or $0.42 per share.

Liquidity and Capital Resources

For the year ended December 31, 2017, the Company had a net decrease in cash of $344,015.

As part of the acquisition of certain assets, Zoompass acquired $208,723 in cash on June 28, 2016.  For the period ended December 31, 2016, the Company had cash used in operations of $800,443.  As at December 31, 2016, the Company had a positive net working capital balance of $359,600.

 Operations for the year ended December 31, 2017, were primarily financed through the issuance of shares in the common stock of the Company, the exercise of warrants and the issuance of a promissory note.

Operations for the period ended December 31, 2016, were primarily funded through the cash acquired as part of the acquisition of assets, the exercise of warrants and private placements which generated proceeds of $1,099,748.  At December 31, 2016, the Company had cash and cash equivalents of $422.385.  Subsequent, to December 31, 2016, the Company generated approximately $226,042 in proceeds through the exercise of warrants.

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

Net Cash Used in Operating Activities

During the year ended December 31, 2017, $2,391,623 in cash, respectively, was used for operations. This was primarily the result of the net loss and a negative change in non-cash working capital.

During the period ended December 31, 2016, the Company had net cash used in operations of $800,443.  The net loss incurred during the period was somewhat offset by an increase in non-cash operating assets and liabilities of $245,533.

Net Cash Provided by Investing Activities

During the year ended December 31, 2017, the Company invested $45,000 in intangibles. During the period ended December 31, 2016, the Company acquired $208,298 in cash and cash equivalents from the acquisition of certain assets on June 28, 2016.  Additionally, the Company invested cash of $80,000 during the period related to its software platform.

Net Cash Provided by Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $2,266,962 as a result of issuance of a promissory note and issuance of warrants.

Net cash provided by financing activities at at December 31, 2016 was $1,099,748 as a result of private placements and the issuance of common shares.

Commitments

At December 31, 2017, the Company leased office space under a contract which ran to October 31, 2020.  The amount due under this contract is as follows:

$
2018	160,152
2019	160,152
2020	133,460
453,764

Subsequent to December 31, 2017, the Company no longer occupies the office space.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2017, had $78,370, in cash and cash equivalents (December 31, 2016 - $422,385).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period ending December 31, 2017.

	2018	2019 and later
Accounts payable	$871,167	$-
Promissory note	477,402	-
Client funds	2,252,797
	$3,601,366	$-

Additionally, the Company has commitments as detailed in note 12.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency transaction risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.  A 10% fluctuation would have an impact of $17,332 on the Company's US dollar denominated balances at December 31, 2017.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2017, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At December 31, 2017, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks. At December 31, 2017, the Company had an allowance for doubtful accounts of $41,077 (December 31, 2016 - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding. Approximately 33% (2016 – 68%) of net revenue is derived from one corporate customer and the underlying and approximately 91% of accounts receivable is from the same corporate customer (2016 – 51%).

.Substantially all of the Company's cost of goods sold is derived from 3 service providers. As at December 31, 2017, and together they represented 8% (2016 – 16%) of the accounts payable and accrued liabilities. The majority of the cost of sales for mobility products were sourced from 2 vendors and there was no accounts payable balance at December 31, 2017.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note has a fixed rate of interest.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the period ended September 30, 2017.  The $80,000 is reflected in prepaids and other current assets as at December 31, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at December 31, 2017 was $379,976 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at December 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $325,540 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2017, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at December 31, 2017, the Company had an amount owing to the President of the Company of $nil (December 31, 2016 - $28,092) for salary.

As at December 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $nil (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $357,556 was recognized during the year ended December 31, 2017, for share-based payments expense to directors and officers of the Company.

A total of $2,868,702 was recognized during the period ended December 31, 2016, for share-based payments expense to directors and officers of the Company.

As at December 31, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

Inventories: Inventory is stated at the lower of cost or net realizable value. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units (“RUs”). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

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

Assessment of Impairment

The Company has recorded certain assets for which a determination of an impairment, if any, requires significant judgement to determine if the carrying amount of any assets are impaired.  Management uses judgement in determining among other things, whether or not an indicator of impairment has occurred, future cash flows, time horizons, and likelihood of recoverability.  The assets where management has assessed the recoverability the carrying amount includes accounts receivable, equipment and intangibles.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss from the adoption of this standard.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2017, had $78,370, in cash and cash equivalents (December 31, 2016 - $422,385).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period ending December 31, 2017.

	2018	2019 and later
Accounts payable and accrued liabilities	$871,167	$-
Promissory note	477,402	-
	$1,348,569	$-

Additionally, the Company has commitments as detailed in note 12.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2017, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At December 31, 2017, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks. At December 31, 2017, the Company had an allowance for doubtful accounts of $41,077 (December 31, 2016 - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding. Approximately 33% (2016 - 68%) of net revenue is derived from one corporate customer and the underlying and approximately 91% of accounts receivable is from the same corporate customer (2016 – 51%).

Substantially all of the Company's cost of goods sold is derived from 3 service providers. As at December 31, 2017, and together they represented 8% (2016 – 16%) of the accounts payable and accrued liabilities. The majority of the cost of sales for mobility products were sourced from 2 vendors and there was no accounts payable balance at December 31, 2017.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note has a fixed rate of interest.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company's assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company's assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of December 31, 2017, were ineffective due to the following: lack of segregation of duties, due to limited administrative and financial personnel and related resources and as only one of our directors is independent.

Changes In Internal Control Over Financial Reporting

During the year ended December 31, 2017, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Position	Appointed/Elected
Mahmoud Hashem		Director and Chief Operating Officer	September 2018
Mahendra Naik		Director	September 2018
Nayeem Saleem Alli		Director and Chief Executive Officer	September 2018
Manish Grigo		Chief Financial Officer	September 2018

The former officers and directors for the period ended December 31, 2017 were as follows:

Name	Age	Position	Appointed/ Elected	Served till
Rob Lee		Chief Executive Officer and Director	August 2016	September 2018
Steve Roberts		President and Director	August 2016	September 2018
Edward (Ted) Yew		Secretary and Director	August 2016	January 2018
Jon Tondeur		Director	August 2016	September 2018
Brian Morales		Chief Financial Officer	August 2016	December 2017

Each Director serves until the next annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Mr. Hashem Co-Founded Blockgration Global Corp. in May 2018 and has served as the Chief Operating Officer since inception.  Mr. Hashem also founded ZeroWire Group in January 2009 and has served Managing Director since inception.

Mr. Hashem graduated from Ain Shams University in July 1996 with a Bachelor of Engineering - Electronics & Communication Department, Abassya, Cairo, Egypt.

Mr. Naik has been a director of BitGold Inc. since June 2015.  He was a director of IAMGOLD Corporation from 2000 to 2015, a director of First Global Data Corp. from 2013 to 2015, and a director of Fortune Minerals Limited from 2006 until 2015.

Mr. Naik attended the University of Toronto, St. George Campus, Canada and received a Bachelor of Commerce in June 1981.

Mr. Alli was a founder of First Global Data Corp. in November 2012, and has served as the Chief Financial Officer since inception.

Mr. Alli attended York University in Toronto, Canada and received a Bachelor of Commerce in June 1989.

Mr. Lee also appointed (i) Mr. Alli the Chief Executive Officer of the Company, effective as of September 17, 2018, and (ii) Mr. Hashem the Chief Operating Officer, effective as of September 13, 2018, and Manish Grigo the Chief Financial Officer, effective as of September 13, 2018.

Mr. Grigo has spent over ten years as a Technology Analyst with various boutique investment banking firms in Toronto; where he covered a wide range of technology sectors ranging from Gaming, FinTech and Telcos. He also spent a year with a gold mining company as their Investor Relations and Corporate Development Director. Since 2017 he has been working as an independent consultant and advising companies on their capital markets strategies.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2017, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2017, there were four Named Executive Officers are set forth below:

Name	Position
Robert Lee	Chief Executive Officer, and Director
Steve Roberts	President and Director
Edward (Ted) Yew	Secretary and Director
Brian Morales	Chief Financial Officer

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

Elements of Compensation

The executive compensation for the Named Executive Officers) for the period ended December 31, 2017, primarily consisted of base salary or fees, long term incentive equity compensation, , and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries or fees for the Company's Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Generally, the Board believes that executive base salaries or fees should be in-line with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Long-Term Incentive Equity Compensation .. The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Board.

Change-In-Control and Termination Arrangements .. The Company is in the process of formalizing Change-In-Control and Termination Arrangements that would be consistent with all officers of the Company.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2017 and 2016, to the Named Executive Officers:

Name	Principal position	Year	Salary or fees	Bonus	Deferred stock units	Option awards	Total

Rob Lee	Chief Executive Officer	2017	$239,734	Nil	$104,494	$38,321	$382,549
		2016	$101,312	Nil	$74,131	$174,480	$349,923

Steve Roberts	President	2017	$183,184	Nil	$104,494	$38,321	$325,999
		2016	$35,421	Nil	$74,131	$174,480	$284,032

Edward (Ted) Yew	Secretary	2017	Nil	Nil	Nil	Nil	Nil
		2016	$53,165	Nil	Nil	Nil	$53,165

Brian Morales	Chief Financial Officer	2017	$111,768	Nil	$50,381	$21,255	$183,404
		2016	$39,802	Nil	$1,751	$4,093	$45,646

Jon Tondeur		2017	Nil	Nil	Nil	Nil	Nil
		2016	Nil	Nil	71,108	$165,991	$237,009

______________

(1)	Effective August 22, 2016, the assumed an agreement that covers fees paid to a company owned and controlled by Rob Lee. The agreement calls for payment of Cdn$22,000 per month plus the reimbursement of expenses incurred on the Company's behalf. As at December 31, 2016, the fees noted above remain unpaid.
(2)	Steve Roberts joined the Company as President in September 2016. Under his employment agreement Mr. Roberts was compensated Cdn$10,000 per month plus certain travel related expenses as required by his duties as President. Effective January 2017, this was increased to Cdn$15,000 per month.
(3)	Effective August 22, 2016, the assumed an agreement that covers fees paid to a company owned and controlled by Edward Yew. The agreement calls for payment of $14,000 per month plus the reimbursement of expenses incurred on the Company's behalf. Fees to this Company were ceased on October 1, 2016. As at December 31, 2016, the fees above remain unpaid.
(4)	Brian Morales joined as Chief Financial Officer in August 2016. For 2016, fees were paid to a Company owned and controlled by Brian Morales for the time incurred. Effective January 2017, Mr. Morales earned a salary of Cdn $12,000 per month.
(5)	On November 30, 2016, Mr. Tondeur was issued 400,000 common share purchase warrants with an exercise price of Cdn$0.50 and are exercisable into one common share of the Company until October 31, 2017.
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

Outstanding Equity Awards as of December 31, 2017

Outstanding stock options granted to Named Executive Officers ("NEO's") and Directors as at December 31, 2017 are as follows:

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 20, 2019,  regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is #404-2075 Kennedy Rd., Toronto, Ontario, Canada, M1T 3V3.

Title of Class	Name of Beneficial Owner	Office, if any	Amount of shares controlled	Percent of class
Common Stock	Virtublock Global Corp.		44,911,724	44.9%

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

Director Independence

Only Mr. Jon Tondeur was deemed to be an "independent director", as that term is defined by the listing standards of the national exchanges and SEC rules during the period ended December 31, 2017.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MNP LLP is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the period ended December 31, 2016. The following table shows the fees that we paid or accrued for the audit for the year ended December 31, 2017 and the period ended December 31, 2016.

Fee Category	December 31, 2017	December 31, 2016
Audit Fees and quarterly review	$$88,894	$$46,505
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2019.

ZOOMPASS HOLDINGS, INC.
June 12, 2019	By: /s/ Manish Grigo
Manish Grigo Chief Financial Officer

FINANCIAL STATEMENTS

C O N T E N T S

33

MNP LLP

# REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zoompass Holdings, Inc.

**Opinion on the Financial Statements**

We have audited the accompanying consolidated balance sheets of Zoompass Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficiency) equity, and cash flows for the year ended December 31, 2017 and period from the date of incorporation to December 31, 2016, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and period from the date of incorporation to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

**Material Uncertainty Related to Going Concern**

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

**Basis for Opinion**

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

MNP LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company's auditor since 2016.

Waterloo, Ontario
June 12, 2019

Praxity MEMBER GLOBAL ALLIANCE OF INDEPENDENT FIRMS
AON BESTEMPLOYER GOLD CANADA
ACCOUNTING › CONSULTING › TAX
3-139 NORTHFIELD DRIVE WEST, WATERLOO ON, N2L 5A6
1.866.464.0740 T: 519.725.7700 F: 519.725.7708 MNP.ca

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

		December 31,	December 31,
ASSETS	Note	2017	2016
Current assets			restated (note 3)
Cash and cash equivalents	7	$78,370	$422,385
Cash held in trust and customer deposits		2,351,578	2,016,369
Accounts receivable (net of allowance for doubtful accounts of $41,077, December 31, 2016 - $16,396)		510,676	63,274
Inventories		-	27,850
Prepaid expenses and other current assets	10	95,014	144,440
Total current assets		3,035,638	2,674,318
Equipment	3,4	41,071	54,519
Intangible assets	3,5	214,972	339,875
Goodwill	3,5	-	3,622,388
Total assets		$3,291,681	$6,691,100

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	10	$871,167	$474,508
Promissory note	6	477,402	-
Client funds		2,252,797	1,840,210
Total liabilities		3,601,366	2,314,718

Stockholders' (deficiency) equity
Common stock, $0.0001 par value 500,000,000 shares authorized, 43,330,776 shares issued and outstanding (December 31, 2016 - 39,300,400)	1,8	$4,332	$3,929
Additional paid in capital	8,9	21,015,908	18,484,743
Accumulated deficit		(21,302,533)	(14,004,013)
Accumulated other comprehensive loss		(27,392)	(108,277)
		(309,685)	4,376,382
Total liabilities and stockholders' (deficiency) equity		$3,291,681	$6,691,100
Going concern	1
Commitments and contingencies	12
Subsequent events	14

 See accompanying notes to the consolidated financial statements

Signed on behalf of the Board

/s/ “Manish Grigo”	/s/ Mahmoud Hashem

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the year ended	From the date of incorporation
	Note	December 31, 2017	to December 31, 2016
Revenue			(note 1)
Gross prepaid card revenue		$804,074	$284,345
Commissions and agent fees		(101,982)	(63,324)
Mobility products revenue		643,990	-
Fees and other revenue		79,307	-
Mobility product commissions		15,843	-
Net revenue		1,441,232	221,021
Processing and card fees		(744,513)	(272,034)
Mobility products cost of goods sold		(564,717)	-
Gross margin		132,002	(51,013)
Expenses
Impairment of goodwill and trademark	5	(3,874,836)	-
Salaries and consultants	9	(1,641,354)	(691,981)
Rent and occupancy costs		(160,175)	(90,036)
Share-based payment expense	9,10	(717,462)	(12,915,010)
Depreciation and amortization	4,5	(54,689)	(28,209)
Professional fees		(550,553)	(62,113)
Transaction costs	3	-	(11,553)
Telecommunications		(13,259)	(42,558)
Office and sundry expenses and other		(351,323)	(92,549)
Filing fees and regulatory costs		(34,160)	-
Foreign exchange (loss) gain		(7,048)	7,117
Net bank fees		(25,663)	(14,818)
		(7,430,522)	(13,953,000)
Net loss		$(7,298,520)	$(14,004,013)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)		80,885	(108,277)
Net loss and comprehensive loss		$(7,217,635)	$(14,112,290)

Net loss per share - basic and diluted		$(0.18)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted		40,809,271	33,302,282

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital Restated (note 3)	Deficit (note 3)	Accumulated other comprehensive income (loss) (note 3)	Total
Reverse merger with Zoompass Inc.	3	9,345,000	$(4,470,156)	$4,470,156	$-	$-	$-
Issuance of additional founders shares	8	12,025,752	1,182	-	-	-	1,182
Issued in respect of share-based payments	9	8,125,772	-	9,489,767	-	-	9,489,767
Issued in respect of acquisition of net assets	3	8,060,913	4,472,730	-	-	-	4,472,730
Issued in respect of private placements	8	613,252	61	671,703	-	-	671,764
Exercise of warrants	8	1,129,711	112	427,873	-	-	427,985
Warrants issued	8	-	-	2,690,764	-	-	2,690,764
Share-based payment expense	9	-	-	734,480	-	-	734,480
Net loss		-	-	-	(14,004,013)	-	(14,004,013)
Foreign currency translation		-	-	-	-	(108,277)	(108,277)
December 31, 2016		39,300,400	$3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	8	600,203	60	225,982			226,042
Net loss		-	-	-	(7,298,520)	-	(7,427,023)
Share-based payment expense	9	-	-	717,462	-	-	717,462
Issuance of shares	8	3,430,173	343	1,587,721	-	-	1,588,064
Foreign currency translation		-	-	-	-	80,885	80,885
December 31, 2017		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

			From the date of incorporation
	Note	For the year ended December 31, 2017	to December 31, 2016 Restated (note 3)

Cash flow from operating activities
Net loss		$(7,298,520)	$(14,004,013)
Non-cash items:
Impairment of goodwill and trademark		3,874,836
Depreciation and amortization	4,5	54,689	28,209
Share-based payment expense	9	717,462	12,915,010
Foreign exchange loss (gain)		7,048	14,818
Changes in non-cash operating assets and liabilities
Accounts receivable		(427,916)	(18,124)
Deposits		(186,878)	(222,941)
Inventories		21,109	-
Prepaids and other current assets		7,559	18,552
Accounts payable and accrued liabilities		515,394	389,139
Advances to related parties	10	50,000	(130,000)
Client funds		273,594	208,907
Net cash used in operating activities		(2,391,623)	(800,443)
Cash flow (used in) from investing activities
Asset acquisitions, net of cash acquired	3	-	208,723
Additions to intangibles	5	(45,000)	(80,000)
Net cash used in investing activities		(45,000)	128,723
Cash flow from financing activities
Issuance of common stock	8	1,563,518	1,099,748
Issuance of promissory note	6	477,402	-
Exercise of warrants	8	226,042	-
Net cash provided by financing activities		2,266,962	1,099,748
Effect of exchange rate changes on cash		(174,354)	(6,825)
(Decrease) increase in cash and cash equivalents		(344,015)	421,203
Cash and cash equivalents, beginning of period		422,385	1,182
Cash and cash equivalents, end of period		$78,370	$422,385

See accompanying notes to the consolidated financial statements

   a

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

Zoompas Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.  Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass").   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016

All share figures have been retroactively stated to reflect the stock split approved by shareholders, unless otherwise indicated.  Additionally, the Company's shareholders consented to an increase of the shares authorized to 500,000,000 and a revision of the par value to $0.0001.

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

During 2017, the Company has incurred recurring losses from operations and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing in the future to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the periods.  From the date of incorporation on June 8, 2016, until the asset acquisition on June 28, 2016, which is further described in note 3, there was no operating activity, with only the issuance of incorporation shares. The operations from June 28, 2016, to June 30, 2016, were immaterial. Accordingly, as a result of the Agreement, as described in Note 1, the Company has presented the consolidated statement of operations and comprehensive loss, shareholders' stockholders (deficiency) equity and cash flows from the date of incorporation until December 31, 2016.

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

Translation of foreign currencies: The reporting and functional currency of the Company is the US dollar. The Company has determined that the functional currency of its subsidiaries is the Canadian dollar. (references to which are denoted "C$").

Transactions in currencies other than the functional currency are recorded at the rates of the exchange prevailing on dates of transactions. At each balance sheet reporting date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at each reporting date. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated at the exchange rate at the historical date of the transaction.  The impact from the translation of foreign currency denominated items are reflected in the statement of operations and comprehensive loss.

Translation of Zoompass' assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive loss in the statement of changes in stockholders’ (deficiency) equity.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Revenue recognition: The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, the delivery has occurred or the service has been performed and collectability is reasonably assured, particularly with respect to the mobility products sold and mobility products commissions.

In addition, the Company applies the following specific revenue recognition policies:

a)	The Company's revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability.

b)	Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer.

c)	Other revenue represents gains realized on de-recognition of clients' funds payable.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash in trust and customer deposits, accounts receivables, net of any allowances for doubtful accounts, accounts payable and accrued liabilities, promissory note and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the statement of operations and comprehensive loss.

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

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Common share equivalents, options and warrants are excluded from the computation of diluted loss per share when their effect as anti-dilutive.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories: Inventory is stated at the lower of cost or net realizable value. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

Equipment: Equipment is stated at historic cost. The Company has the following sub-categories of property and equipment with useful lives and depreciation methods as follows:

•	Computer equipment and furniture – 30% declining balance per year

The cost of assets sold, retired, or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill:  Goodwill represents the excess purchase price over the estimated fair value of net assets acquired by the Company in business combinations. Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the acquisition amount over such fair value being recorded as goodwill and allocated to reporting units ("RU").  RUs are the smallest identifiable group of assets, liabilities and associated goodwill that generate cash inflows that are largely independent of the cash inflows from other assets or groups of assets.  Given how the Company is structured and managed, the Company has one RU.  Goodwill arises principally because of the following factors among other things: (1) the going concern value of the Company's capacity to sustain and grow revenues through securing additional contracts and customers,; (2) the undeserved market of consumers looking for financial transactional alternatives; (3) technological and mobile capabilities beyond acquired lines of business to capture buyer specific synergies arising upon a transaction and (4) the requirement to record a deferred tax liability for the difference between the assigned values and the tax bases of the assets acquired and liabilities assumed in a business combination, if any.

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

Trademark – 7.25 years

Acquired payment platform – 5 years

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

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

Income taxes:  Deferred tax is recognised using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. However, the deferred taxis not recognised if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxis determined using tax rates (and laws) that have been enacted by the reporting date and are expected to apply when the related deferred taxation asset is realised or the deferred taxation liability is settled. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realised simultaneously.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. The Company is subject to examination by taxing authorities in jurisdictions such as the United States and Canada. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

A deferred tax asset is recognised to the extent that it is probable that future taxable profits will be available against which the temporary difference can be utilised. Deferred tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realised.

Share-based payment expense

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units (“RUs”). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

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

Assessment of Impairment

The Company has certain assets for which a determination of an impairment, if any, requires significant judgement to determine if the carrying amount of any assets are impaired.  Management uses judgement in determining among other things, whether or not an indicator of impairment has occurred, future cash flows, time horizons, and likelihood of recoverability.  The assets where management has assessed the recoverability the carrying amount includes accounts receivable, equipment, intangibles and goodwill.

Deferred taxes: Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

Share-based payment expense

The calculation of share-based payment expense requires management to use significant judgment in determining the fair value of share-based payment expense. Additionally, the management is required to make certain assumptions in arriving at the fair value of share-based payment expense.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Newly Adopted Accounting Standards

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss from the adoption of this standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated balance sheet and the consolidated results of operations, however, the Company does not anticipate that the adoption will have a material effect on the consolidated balance sheet or the consolidated statement of operations as the Company no longer occupied the office space associated with the lease and sold its prepaid card business. See note 14 for additional details.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 3 – ACQUISTION AND REVERSE TAKEOVER TRANSACTION

Acquisition

Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805.

During the year ended December 31, 2017, the Company finalized the purchase price with the assistance of a third party valuator.  As part of the finalization of the purchase price, the consideration was determined to be $4,472,730 based on the fair value of the business acquired. The following table sets forth the allocation of the consideration to the fair value of the net assets acquired. The acquired goodwill is primarily related to personnel and the value attributed to a company that is expected to experience accelerated growth.

Consideration
Common shares issued	$4,472,730

Net assets acquired
Cash and cash equivalents	$208,723
Cash held in trust and customer deposits	1,843,296
Other current assets	76,214
Equipment	65,651
Trademark	161,600
Payment platform	109,710
Goodwill	3,715,646
Accounts payable and accrued liabilities	(31,019)
Client funds	(1,677,091)
Total net assets acquired	$4,472,730

As a result of the finalization of the purchase price, certain adjustments were recorded to the consolidated balance sheet at December 31, 2016 and the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.  The following table details the adjustments to the consolidated balance sheet and consolidated statement of operations as at December 31, 2016, and comprehensive loss, for the year ended December 31, 2016, as a result of the finalization of the purchase price.

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

ZOOMPASS HOLDINGS, INC.

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

Acquisition of transportation enablement platform

During the year ended December 31, 2017, the Company entered into an agreement to acquire a transportation enablement platform (the "Platform") which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

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

Transaction costs incurred with respect to the acquisition of the Platform have been expensed in the statements of operations and comprehensive loss for the year ended December 31, 2017.

As there were conditions of closing that had not been completed, the transaction did not close. As a result, pro forma information has not been presented.  The Company will make a determination of how the transaction will be accounted for when it prepares its consolidated financial statements for the period ended December 31, 2019.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 4 – EQUIPMENT

Cost	Computer equipment	Furniture	Total
June 8, 2016	$-	$-	$-
Additions	-	-	-
Acquisitions	63,258	2,393	65,651
Foreign exchange	(1,588)	(60)	(1,648)
Balance at December 31, 2016	$61,670	$2,333	$64,003
Foreign exchange and other	4,335	164	4,499
Balance at December 31, 2017	$66,005	$2,497	$68,502

Accumulated depreciation	Computer equipment	Furniture	Total
June 8, 2016	$-	$-	$-
Depreciation	(9,417)	(238)	(9,655)
Foreign exchange	167	4	171
Balance at December 31, 2016	($9,250)	($234)	($9,484)
Depreciation	(16,260)	(434)	(16,694)
Foreign exchange and other	(1,222)	(31)	(1,253)
Balance at December 31, 2017	$(26,732)	$(699)	$(27,431)

Balance at December 31, 2016	$52,420	$2,099	$54,519
Balance at December 31, 2017	$39,273	$1,798	$41,071

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

Cost	Trademark	Payment platform	Total
June 8, 2016	$-	$-	$-
Additions	-	100,000	100,000
Acquisitions	161,600	109,710	271,310
Foreign exchange	(4,056)	(8,654)	(12,710)
Balance at December 31, 2016	$157,544	$201,056	$358,600
Additions	-	25,000	25,000
Foreign exchange	11,076	13,593	24,669
Balance at December 31, 2017	$168,620	$239,649	$408,269

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Accumulated amortization	Trademark	Payment platform	Total
June 8, 2016	$-	$-	$-
Depreciation	(10,748)	(7,645)	(18,393)
Foreign exchange	(194)	(138)	(332)
Balance at December 31, 2016	($10,942)	$(7,783)	($18,725)
Impairment	(133,927)	-	(133,927)
Amortization	(22,202)	(15,793)	(37,995)
Foreign exchange and other	(1,549)	(1,101)	(2,650)
Balance at December 31, 2017	(168,620)	$(24,677)	(193,297)

Balance at December 31, 2016	$146,602	$193,273	$339,875
Balance at December 31, 2017	$-	$214,972	$214,972

Cost	Goodwill
June 8, 2016	$-
Acquisitions	3,715,646
Foreign exchange	(92,358)
Balance at December 31, 2016	$3,622,388
Impairment	(3,740,909)
Foreign exchange	118,521
Balance at December 31, 2017	$-

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

The Company had additions of $20,000 recorded in Accounts payable and accrued liabilities at December 31, 2016, which were paid during the year ended December 31, 2017.

IMPAIRMENT

As at December 31, 2017, as a result of continual cash flow concerns as well as employee departures, the Company identified that indicators of impairment existed. As a result, the Company determined the fair value of its trademark, payment platform and goodwill.

In arriving at the fair value, which was based on the selling price less the cost to sell, the Company determined that the carrying amount of the trademark and goodwill could not be supported and as a result the carrying value was written down to nil as at December 31, 2017.

Subsequent to December 31, 2017, the payment platform was sold pursuant to an agreement. See note 14 for additional details.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 6 – PROMISSORY NOTE

On December 5, 2017, the Company entered into a promissory note in the amount of C$588,600 with an arm’s length third party. The note was to be repaid no later than 90 days from the date of issuance with an interest rate of 1.75% per 30 day period.

The promissory note was repaid subsequent to December 31, 2017.

NOTE 7 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2017, had $78,370, in cash and cash equivalents (December 31, 2016 - $422,385).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2017.

	2018	2019 and later
Accounts payable	$871,167	$-
Promissory note	477,402	-
Client funds	2,252,797	-
	$3,601,366	$-

Additionally, the Company has commitments as detailed in note 12.

Currency risk: The Company's expenditures are incurred in Canadian and US dollars.  The results of the Company's operations are subject to currency translation risk.  The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures.  As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.  A 10% fluctuation would have an impact of $17,332 on the Company's US dollar denominated balances at December 31, 2017 (2016 - $4,772), which would be reflected in other comprehensive income.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2017, the Company's credit risk is primarily attributable to cash and cash equivalents, cash in trust and customer deposits, and accounts receivable. At December 31, 2017, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At December 31, 2017, the Company had an allowance for doubtful accounts of $41,077 (December 31, 2016 - $16,396) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding. Approximately 33% of net revenue (2016 – 68%) is derived from one corporate customer and the underlying cardholders under each program and approximately 91% of accounts receivable (2016 – 51%) is from the same corporate customers

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Substantially all of the Company’s cost of goods sold is derived from 3 service providers and one vendor. As at December 31, 2017, and together they represented 8% of the accounts payable and accrued liabilities (2016 – 16%).

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note has a fixed rate of interest.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and accrued liabilities, promissory note and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

NOTE 8 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS

Common Stock and Common Share Purchase Warrants

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During the year ended December 31, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock.  As a result of these private placements 3,430,173 non-registered shares of the Company's common stock was issued for gross proceeds of $1,563,518.

For the year ended December 31, 2017, the Company issued 600,203 shares in the common stock of the Company thorough the exercise of warrants for gross proceeds of $226,042.

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

On June 15, 2016, Zoompass issued 12,025,752 shares, which reflects the forward split, to the founders of Zoompass.

On June 8, 2016, Zoompass issued 5,250 common shares, which reflects the forward split, on the initial incorporation of the Company.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Common Share Purchase Warrants

During the year ended December 31, 2017, the Company issued 351,328 warrants.  The warrants have an exercise price of C$0.50 per warrant and exercisable into one share in the common stock of the Company.  The warrants expired on September 1, 2017.

During the year ended December 31, 2017, on October 27, 2017, the Company issued 332,996 warrants at an exercise price of C$0.50. Each warrant is exercisable into one share of the common stock of the Company and expired on December 31, 2017.

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

On July 29, 2016, the Company issued 2,039,710 common share purchase warrants to certain individuals.  Each warrant was exercisable into one common stock of the Company until October 31, 2016, which reflects the forward split at an exercise price of C$0.50.  As described above, 1,129,711 of these warrants were exercised.  The warrants were assigned a fair value of $1,566,362.  As the warrants were not issued in connection with an offering of shares, the fair value has been reflected in the consolidated statement of operations as share-based payment expense

The weighted-average remaining contractual term of the outstanding warrants is 0.08 years and the weighted-average exercise price is C$0.50.

NOTE 9– SHARE-BASED PAYMENTS

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

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

On December 1, 2016, the Company issued 460,000 deferred stock units to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  187,500 vest immediately and may be exercised by the recipient.  Settlement of the deferred stock unit may be in cash or common stock of the Company at the option of the Company the remaining awards vest ratably over a 36 month period from the grant date.

The awards during the period ended December 31, 2016, consisted of common stock, stock options and deferred stock units, which were granted to Directors, Officers, Employees and Consultants and is noted in the table below.

The components of share-based payments expense is detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Year ended December 31, 2017	Period ended December 31, 2016	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Share award	June 28, 2016	-	8,125,772	-	$-	$9,489,767	$1.50	-	-	-	-
Issuance of warrants	July 29, 2016	October 31, 2016	2,039,710	$0.50	-	1,566,362	$1.50	1%	100%	Nil	0.26
Issuance of warrants	November 23, 2016	October 31, 2017	600,000	$0.50	-	471,408	$1.50	1%	104%	Nil	0.94
Issuance of warrants	November 23, 2016	October 31, 2017	871,659	$0.50	-	647,168	$1.50	1%	140%	Nil	0.02
Amendment of warrants	November 30, 2016	March 31, 2017	871,659	$0.50	-	5,825	$1.50	1%	107%	Nil	0.33
Fully vested option grant	December 1, 2016	December 1, 2021	562,500	$1.50	-	493,080	$1.50	1%	108%	Nil	5.00
Fully vested deferred stock unit	December 1, 2016	December 1, 2021	187,500	$ -	-	210,961	$1.50	1%	108%	Nil	5.00
Warrant issuance	June 8, 2017	September 1, 2017	351,328	$0.50	$239,077	-	$1.42	1%	54%	Nil	0.23
Option grant	December 1, 2016	December 1, 2021	917,500	$1.50	243,890	22,038	$1.50	1%	108%	Nil	5.00
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	136,241	8,401	$1.50	1%	108%	Nil	5.00
Warrant amendment	August 31, 2017	October 31, 2018			98,254
					$717,462	$12,915,010

On August 31, 2017, the Company amended the expiry date of 600,000 warrants, extending them to October 31, 2018, all other terms remain unchanged.

As at December 31, 2017 the Company had the following stock options and deferred stock units outstanding.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)	Remaining Expiry Date
Options	$493,080	3.92	562,500	562,500	0.50	December 1, 2021
Deferred stock units	210,961	3.92	187,500	187,500	-	December 1, 2021
Options	798,517	3.92	917,500	198,582	0.50	December 1, 2021
Deferred stock units	304,405	3.92	272,500	58,979	-	December 1, 2021
	$1,806,963	3.92	1,940,000	1,007,561

 NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The $80,000 is reflected in prepaids and other current assets as at December 31, 2017 (December 31, 2016 - $130,000).

The total amount owing to the same shareholders, in relation to the services they provide to the Company in their capacity as Officers at December 31, 2017 was $379,976 (December 31, 2016 - $186,818) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at December 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $325,540 (December 31, 2016 - $127,073).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2017, the Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 (December 31, 2016 - $59,745).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at December 31, 2017, the Company had an amount owing to the President of the Company of $nil (December 31, 2016 - $28,092) for salary.

As at December 31, 2017, the Company had an amount owing to an entity owned and controlled by the Chief Financial Officer of the Company of $nil (December 31, 2016 - $31,653).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $357,556 was recognized during the year ended December 31, 2017 (2016 - $2,868,702), for share-based payments expense to directors and officers of the Company.

A total of $2,868,702 was recognized during the period ended December 31, 2016, for share-based payments expense to directors and officers of the Company.

As at December 31, 2017 and December 31, 2016, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

As previously noted in note 3, in June 2016, the Company had acquired certain net assets from a shareholder of Zoompass.

 See note 14 for additional subsequent events.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the statutory Canadian income tax rate and the Company's effective tax rate is as follows:

For the year ended December 31, 2017, and during the period ended December 31, 2016, the Company's long-term Canadian effective tax rate was 35%.

	For the year ended	For the period ended
	December 31, 2017	December 31, 2016
Net loss for the year before income taxes	$(7,298,520)	$(14,004,013)

Expected income tax recovery	(2,554,482)	(4,901,405)
Impact of tax rate differences in foreign jurisdictions	527,069	879,845
Tax rate changes and other adjustments	67,004	45
Permanent differences	1,259,889	3,721,637
Change in valuation allowance	700,448	299,878
Total current year permanent items	$-	$-
Changes in tax assets not recognized		-
	$-	$-

A change in federal corporate income tax rate form 35% to 21% was enacted in 2017 and effective January 1, 2018. For the year ending December 31, 2017, the rate does not impact the calculation of current income tax liability but does impact the future rate to be applied to deferred income tax assets and liabilities. As a result of tax rate, the company revalued its ending net deferred tax assets and liabilities at December 31, 2017 and recognized total amount of $nil as tax expense for the year ending December 31, 2017.

	As at December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$107,946	$48,300
Non-capital loss carryforwards - Canada	800,489	241,866
Exploration and development costs	-	2,513
Intangible assets	-	7,970
Property and equipment	57,536		-
	1,005,790	300,649
Deferred tax liabilities
Unrealized foreign exchange	(4,694)	-
	(4,694)	-
Valuation allowance	(1001,096)	(300,649)
Net deferred tax assets	$-	$-

The Company has $138,001 of net operating loss carryforwards in the US, expiring in 2036, and $376,027 expiring in 2037 and $912,072 non-capital loss carryforwards in Canada also expiring in 2036 and 2,258,953expiring in 2037.

ZOOMPASS HOLDINGS, INC. (FORMERLY UVIC Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

At December 31, 2017, the Company leased office space under a contract which ran to October 31, 2020.  The amount due under this contract is as follows:

$
2018	160,152
2019	160,152
2020	133,460
453,764

Subsequent to December 31, 2017, the Company no longer occupies the office space.

Contingencies

During the year ended December 31, 2017, the Company learned that a class action complaint (the “Class Action Complaint”) had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey.  The Class Action Complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock.  The Company has been served with the Class Action Complaint.  The Company has analyzed the Class Action Complaint and, based on that analysis, has concluded that it is legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

Also during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court.  The state court action subsequently was removed to federal court.  The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock.  The Company has been served with the Derivative Complaints.  The Company has analyzed them and, based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit.  The Company intends to vigorously defend against these claims.

Subsequent to the year end, on August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint.  Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey.  The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018.  On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice.  Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.  On May 14, 2019, the Plaintiff’s motion to reconsider was denied.

Also after year end, the Company was served with a third derivative action, was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court.  Subsequently, this case was removed to federal court.

NOTE 13 – SEGMENT INFORMATION

During the year ended December 31, 2017, the Company operated in two reportable operating segments prepaid cards and mobility products and solutions. In order to determine reportable operating segments, the key decision makers review various factors including market factors, quantitative thresholds and managerial structure. The assets attributed to the reporting segments are as follows:

Total Assets
Prepaid cards	$2,612,506
Mobility solutions	463,089
Corporate	216,086
Total assets	$3,291,681

NOTE 14 – SUBSEQUENT EVENTS

On March 6, 2018, the Company entered into an asset purchase agreement to sell the prepaid card business for total consideration of C$200,000, comprised of C$200,000 upon closing, C$100,000 12 months from the date of closing and the equivalent of C$100,000 in shares. A former Director and Chief Executive Officer was related to an officer of the acquirer of the prepaid card business. The transaction was approved by the Board of Directors at the time.

On March 31, 2018, the Company issued a Secured Convertible Promissory Note in the amount of $750,000. The note bears an interest rate of 18% per annum. The holders of the note at any time have the option to convert the outstanding and unpaid principal of under the note into fully paid and non-assesable shares of common stock of the Company at a conversion price of $0.10 per share.

On September 10, 2018, the note was converted into 870,000 shares of common stock in the Company.

At the end of January 2018, the Company received funds in the amount of $125,000 from shareholders and a former director of the Company. There were no terms of repayment and no interest charged on the amount.

On October 17, 2018, Zoompass Holdings, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Virtublock Global Corp. ("virtublock") pursuant to which the Company acquired certain cryptocurrency Exchange/Wallet platform assets. Virtublock will receive approximately 45% of the issued and outstanding shares of common stock of the Company, after giving effect to such issuance, or approximately forty-four million nine hundred eleven thousand seven hundred and twenty four (44,911,724) shares of the Company's common shares based on fifty-five million eighty-eight thousand two hundred seventy-six (55,088,276) shares outstanding.

The Asset Purchase Agreement contains standard and customary representations, warranties and covenants. The Company's directors and officers Mahmoud (Moody) Hashem and Nayeem Saleem Alli are principal shareholder of virtublock. The purchase price of the assets was set using the book, or carrying value, of the assets, which was paid in shares of common stock of the Company.

