Form 10-Q
period 2018-03-31
Zoompass Holdings, Inc.
filed 2019-11-18
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to  ___

Commission File No. 333-203997

ZOOMPASS HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Gordon Baker Rd, Suite 101 Toronto, Ontario Canada, M2H 3N5
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2019
Common stock, $0.0001 par value	108,988,461

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at March 31, 2018 (unaudited) and December 31, 2017 (audited)

Expressed in US dollars)

		March 31,	December 31,
		2018	2017
	Note	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	7	$490,295	$78,370
Cash held in trust and customer deposits	3	-	-
Accounts receivable (net of allowance for doubtful accounts of $38,889, December 31, 2017 - $41,077)	3	-	-
Prepaid expenses and other current assets	10	92,487	95,014
Assets from discontinued operations	3	176,245	3,118,297
Total current assets		759,027	3,291,681
Equipment	4	-	-
Intangible assets	5	-	-
Goodwill	5	-	-
Total assets		$759,027	$3,291,681

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	10	$677,663	$670,042
Promissory note	6	837,000	477,402
Client funds	3	-	-
Liabilities from discontinued operations	3	13,715	2,453,922
Total liabilities		$1,528,378	$3,601,366

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 43,530,776 shares issued and outstanding (December 31, 2017 - 43,330,776)	1,8	$4,352	$4,332
Additional paid in capital	8,9	21,129,976	21,015,908
Accumulated deficit		(21,995,655)	(21,302,533)
Accumulated other comprehensive income (loss)		91,976	(27,392)
Total stockholders' deficiency		(769,351)	(309,685)
Total liabilities and stockholders' deficiency		$759,027	$3,291,681

Going concern	1
Commitments and contingencies	11
Subsequent events	12

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended	For the three months ended
		March 31, 2018	March 31, 2017
	Note	(unaudited)	(unaudited)

Revenue	2, 3	$-	$-

Expenses
Salaries and consultants		(140,003)	(223,094)
Rent and occupancy costs		(40,336)	(35,203)
Share-based payment expense	8,9,10	(73,417)	(91,948)
Professional fees		(26,661)	(38,532)
Telecommunications		(2,889)	(2,991)
Office and sundry expenses and other		(145,716)	(57,850)
Filing fees and regulatory costs		(605)	(10,605)
Foreign exchange loss		11,384	(12,774)
Net Bank fees		(13,732)	(5,687)
		(431,975)	(478,684)
Loss before income taxes		(431,975)	(478,684)
Income taxes expenses		-	-
Net loss from continuing operations		(431,975)	(478,684)
Net loss from discontinued operations, net of tax	3	(261,147)	(156,484)
Net loss		$(693,122)	$(635,168)

Other comprehensive income
Foreign exchange translation gain		119,368	86,183
Net loss and comprehensive loss		$(573,754)	$(548,985)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.010)	(0.012)
Loss from discontinued operations per share		(0.006)	(0.004)
Weighted average number of common shares outstanding - basic and diluted		43,479,665	39,439,123

 *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2017		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)
Issuance of shares for private placement	8	200,000	20	40,651	-	-	40,671
Share-based payment expense	9	-	-	73,417	-	-	73,417
Net loss for the period		-	-	-	(693,122)	-	(693,122)
Foreign currency translation		-	-	-	-	119,368	119,368
March 31, 2018 (unaudited)		43,530,776	$4,352	$21,129,976	$(21,995,655)	$91,976	$(769,351)

		Common stock
	Note	Num ber of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2016		39,300,400	$3,929	$23,251,123	$(13,984,951)	$(228,633)	$9,041,468
Exercise of warrants		520,211	52	194,146	-	-	194,198
Share-based payment expense		-	-	91,948	-	-	91,948
Net loss for the period		-	-	-	(635,168)	-	(635,168)
Foreign currency translation		-	-	-	-	86,183	86,183
March 31, 2017 (unaudited)		39,820,611	$3,981	$23,537,217	$(14,620,119)	$(142,450)	$8,778,629

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

((Unaudited, Expressed in US dollars)

		For the three months ended March 31, 2018	For the three months ended March 31, 2017
	Note	(unaudited)	(unaudited)
Cash flow from operating activities
Net loss		$(693,122)	$(635,168)
Net loss from discontinued operations		261,147	156,484
Non-cash items:		-	-
Share-based payment expense		73,417	91,948
Foreign exchange (gain) loss		(11,384)	12,774
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		-	41,392
Accounts payable and accrued liabilities		12,684	(20,375)
Net cash used in operating activities - continuing operations		(357,258)	(352,945)
Net cash used in operating activities - discontinued operations		(11,352)	(148,637)
Net cash used in operating activities		(368,610)	(501,582)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	152,871	-
Additions to intangibles		-	(20,000)
Net cash used in investing activities - continuing operations		-	-
Net cash provided by (used) in investing activities - discontinued operations		152,871	(20,000)
Net cash provided by (used in) investing activities		152,871	(20,000)

Cash flow from financing activities
Issuance of common stock	8	40,671	-
Repayment of promissory note	6	(477,402)	-
Issuance of promissory note	6	837,000	-
Exercise of warrants		-	194,198
Net cash provided by financing activities		400,269	194,198

Effect of exchange rate changes on cash		227,395	(1,900)
Increase (Decrease) in cash and cash equivalents		411,925	(329,284)
Cash and cash equivalents, beginning of the period		78,370	422,385
Cash and cash equivalents, end of the period		$490,295	$93,101

Supplementary Cash Flow Information
Interest paid		9,910	-
Taxes paid		-	-

 *See accompanying notes to the unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

1.1	CORPORATE INFORMATION

Zoompass Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.

Zoompass Inc. (‘Zoompass”), was incorporated under the laws of Ontario on June 8, 2016. On June 28, 2016, pursuant to an agreement with a shareholder of Zoompass, certain net assets were acquired by Zoompass in exchange for shares of Zoompass. The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and customer deposits as well as the associated client funds.

Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass.   Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016.

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

Effective March 6, 2018 (the "Closing Date"), Zoompass Holdings, Inc.'s (the "Company") Canadian operating subsidiary, Zoompass, Inc., entered into an Asset Purchase Agreement (the "Agreement") for the sale of its Prepaid Card Business ("Prepaid Business") to Fintech Holdings North America Inc., or its designee. The aggregate purchase price of the Prepaid Business was C$400,000. The transaction was completed on March 26, 2018.

During the first quarter of 2018, the Company implemented a plan to abandon the mobility solution operation. The Company has determined that the mobility solution operation represents a component and a reportable segment of the Company. According to the plan of abandonment, the Company gradually ceased accepting any new business during first quarter of 2018 and settled all the remaining orders and obligations from mobility solution by end of March 2018.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2017 and 2016 and their accompanying notes.

The Interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2017 and 2016 and their accompanying notes.

The Interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain prior year amounts have been reclassified to conform to the discontinued operations in current year. See note 3.

Basis of consolidation:

The interim condensed consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly owned subsidiaries, Zoompass and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

The accounts of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies. Inter-company transactions, balances and unrealized gains or losses on transactions between the entities are eliminated.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Translation of foreign currencies

The reporting and functional currency of the Company and Paymobile is the US dollar. The Company has determined that the functional currency of Zoompass is the Canadian dollar. (references to which are denoted "C$").

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

Translation of Zoompass' assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the interim condensed consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive loss in the statement of changes in stockholders’ equity (deficiency).

Revenue recognition (effective January 1, 2018)

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenues.

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue.

Prepaid cards: The Company’s revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability. Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer. Other revenue represents gains realized on de-recognition of clients' funds payable.

Mobility solution: The Company recognizes revenue in products revenue when a customer takes possession of the device. This usually occurs when the customer signs a contract. For mobile devices, customers usually pay within company specified credit term which is within 12 months.

The Company accounts for individual products and services separately if they are distinct – i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately provides prepaid cards related financial services and sells the mobile devices.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Disaggregation of revenue, In the following table, revenue is disaggregated by major product line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable and operating segments. Also see Note 3.

	Reportable and operating segments
	March 31, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	$100,292	$-	$100,292
Commissions and agent fees (note 3)	(26,993)	-	(26,993)
Mobility products revenue (note 3)	-	330,593	330,593
Fees and other revenue (note 3)	-		-
Mobility product commissions (note 3)	-	40,865	40,865
	73,299	371,458	444,757

Timing of revenue recognition
Products transferred at a point in time (note 3)	73,299	371,458	444,757
	$73,299	371,458	444,757

	Reportable and operating segments
	March 31, 2017
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	$245,481	$-	$245,481
Commissions and agent fees (note 3)	(26,843)	-	(26,843)
Mobility products revenue (note 3)	-	36,045	36,045
Fees and other revenue (note 3)	-	-	-
Mobility product commissions (note 3)	-	-	-
	218,638	36,045	254,683

Timing of revenue recognition
Products transferred at a point in time (note 3)	218,638	36,045	254,683
	$218,638	$36,045	$254,683

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Financial instruments

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

The carrying amounts reported in the interim condensed consolidated balance sheet for cash and cash equivalents, accounts receivables, net of any allowances for doubtful accounts, accounts payable and accrued liabilities, and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the statement of operations and comprehensive loss.  Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company's policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the year.

Basic and diluted loss per share

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

Segment reporting

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's interim condensed consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in, all revenues are currently earned in Canada and the Company’s research, development and strategical planning operations are carried out and served as an integral part of the Company’s business. The Company’s reportable segments and operating segments include prepaid card operations, mobility solution operations, and research, development and strategical planning operations.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Cash and cash equivalents

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

Equipment

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

The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed annually for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable.

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

Goodwill

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Intangibles

The Company has applied the provisions of ASC topic 350 – Intangibles – goodwill and other, in accounting for its intangible assets. Intangible assets subject to amortization are amortized on a straight-line method on the basis over the useful life of the respective intangibles. The following useful lives are used in the calculation of amortization:

•	Trademark – 7.25 years
•	Acquired payment platform – 5 years

Impairment goodwill and indefinite-lived intangible assets and intangible assets with definite lives

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

The Company assesses the carrying value of goodwill, indefinite-lived intangible assets and intangible assets with definite lives, such as Trademark, Technology platform, customer base and other intangible assets for potential impairment annually as of December 31, or more frequently if events or changes in circumstances indicate such assets might be impaired.

When assessing goodwill for impairment the Company elects to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the reporting units, is less than its carrying amount, the Company performs a quantitative test. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. The Company estimates fair value using the income approach, to estimate the future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets.

Income taxes

Deferred tax is recognized using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. However, the deferred tax is not recognized if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxes determined using tax rates (and laws) that have been enacted by the reporting date and are expected to apply when the related deferred taxation asset is realized, or the deferred taxation liability is settled. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realized simultaneously.

A deferred tax asset is recognized to the extent that it is probable that future taxable profits will be available against which the temporary difference can be utilized. Deferred tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Share-based payment expense

The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of warrants and other share-based awards are valued using the Black-Scholes model with assumptions based on historical experience and future expectations. All issuances of share-based payments have been fully vested, otherwise the Company recognizes such awards over the vesting period based on expectations of the number of awards expected to vest over that period on a straight-line basis.

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

Assets and disposal groups held for sale and discontinued operations

Assets and disposal groups (assets and liabilities relating to an activity that is to be sold or abandoned) are classified as ‘held for sale’ if their carrying amount is to be recovered principally through a sales transaction rather than through continuing use. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met as from the date on which agreement to sell is ready for signing or an abandonment plan starts to implement. Assets held for sale and disposal groups are measured at the lower of carrying amount and fair value less costs to sell. Assets held for sale are not depreciated or amortized.

Discontinued operations comprise those activities that were disposed of either via sales or abandonment during the period or which were classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Use of estimates

The preparation of the interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Assessment of Impairment: The Company has certain assets for which a determination of an impairment, if any, requires significant judgement to determine if the carrying amount of any assets are impaired.  Management uses judgement in determining among other things, whether or not an indicator of impairment has occurred, future cash flows, time horizons, and likelihood of recoverability.  The assets where management has assessed the recoverability the carrying amount includes accounts receivable, equipment, intangibles and goodwill.

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

Share-based payment expense: The calculation of share-based payment expense requires management to use significant judgment in determining the fair value of share-based payment expense. Additionally, the management is required to make certain assumptions in arriving at the fair value of share-based payment expense.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Changes in accounting policies

Except for the changes above regarding revenue recognition, the Company has consistently applied the accounting policies to all periods presented in these interim condensed consolidated financial statements.

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed above in revenue recognition.

The Company applied Topic 606 by using modified retrospective approach and the Company assessment the impact on opening deficit as at January 1, 2018 is nil. The accounting policy to recognize revenue prior to January 1, 2018 is describe as below:

Revenue recognition (Policy applicable before January 1, 2018)

The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, the delivery has occurred, or the service has been performed and collectability is reasonably assured, particularly with respect to the mobility products sold and mobility products commissions.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our interim condensed consolidated financial statements, including potential early adoption.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our financial position and/or results of operations.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management does not expect to have a significant impact of this ASU on the Company’s consolidated financial statements.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the unaudited interim condensed consolidated financial position and/or results of operations.

On April 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on the consolidated financial position and/or results of operations, however, the management has begun a process to identify a complete population of the leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On March 6, 2018, the Company entered into an asset purchase agreement to sell the prepaid card business for total consideration of C$400,000, comprised of C$200,000 upon closing, C$100,000 12 months from the date of closing and the equivalent of C$100,000 in shares. A former Director and Chief Executive Officer was related to an officer of the acquirer of the prepaid card business. The transaction was approved by the Board of Directors at the time. The Company has determined that the prepaid card business represents a component and is a reportable segment of the Company. The transaction completed in March 2018. As of March 31, 2018, the Company received C$200,000 ($152,871).

During the first quarter of 2018, the Company implemented a plan to abandon the mobility solution operation. The Company has determined that the mobility solution operation represents a component and a reportable segment of the Company. According to the plan of abandonment, the Company gradually ceased accepting any new business during first quarter of 2018 and settled all the remaining orders and obligations from mobility solution by end of March 2018.

The Company determined that the disposal of prepaid card business and abandonment of mobility solution operations represents a strategical shift of the company’s business operations. The prepaid card and mobility solution operations were part of the company’s plan of disposal and both met the held-for-sale criteria within a short period of time, therefor, the two operations were accounted for, presented and disclosed as discontinued operations.

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the interim condensed consolidated balance Sheets is as below:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$-	$2,351,578
Accounts receivable	176,245	510,676
Equipment (note 4)	-	41,071
Intangible assets (note 5)	-	214,972
Total assets from discontinued operations	$176,245	$3,118,297

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	13,715	201,125
Client funds	-	2,252,797
Total liabilities from discontinued operations	$13,715	$2,453,922

The assets and liabilities from discontinued operations are classified as current on the December 31, 2017 balance sheet because the operations have been discontinued in 2018.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the interim condensed consolidated statements of operations and comprehensive loss is as below:

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	$100,292	$245,481
Commissions and agent fees (note 2)	(26,993)	(26,843)
Mobility products revenue (note 2)	330,593	36,045
Fees and other revenue (note 2)	-	-
Mobility product commissions (note 2)	40,865	-
Net revenue	444,757	254,683
Processing and card fees	(120,395)	(189,554)
Mobility products cost of goods sold	(351,767)	(27,470)
Gross margin	(27,405)	37,659

Expenses
Salaries and consultants	(187,991)	(172,802)
Depreciation and amortization	-	(4,810)
Office and sundry expenses and other	(38,889)	(16,531)
Loss on disposal of assets	(6,862)	-
	(233,742)	(194,143)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	$(261,147)	$(156,484)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2017	$66,005	$2,497	$68,502
Disposal	(64,207)	(2,429)	(66,636)
Foreign exchange	(1,752)	(67)	(1,819)
Balance at March 31, 2018 (unaudited)	$-	$-	$-

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2017	$(26,732)	$(699)	$(27,431)
Disposal	26,022	$681	$26,703
Foreign exchange	710	18	728
Balance at March 31, 2018 (unaudited)	$-	$-	$-

Balance at December 31, 2017 (note 3)	$39,273	$1,798	$41,071
Balance at March 31, 2018 (unaudited)	$-	$-	$-

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2017	$168,620	$239,649	$408,269
Additions	-	-	-
Disposal	(164,145)	(230,626)	(394,771)
Foreign exchange	(4,475)	(9,023)	(13,498)
Balance at March 31, 2018 (unaudited)	$-	$-	$-

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2017	$(168,620)	$(24,677)	$(193,297)
Amortization	-	-	-
Disposal	164,145	23,437	187,582
Foreign exchange	4,475	1,240	5,715
Balance at March 31, 2018 (unaudited)	$-	$-	$-

Balance at December 31, 2017 (note 3)	$-	$214,972	$214,972
Balance at March 31, 2018 (unaudited)	$-	$-	$-

Goodwill	Total
Balance at January 1, 2017	$3,622,388
Impairment	(3,740,909)
Foreign exchange	118,521
Balance at December 31, 2017	-
Acquisition	-
Foreign exchange	-
Balance at March 31, 2018 (unaudited)	-

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 6 – PROMISSORY NOTES

On December 5, 2017, the Company entered into a promissory note in the amount of $477,402 (C$588,600) with an arm’s length third party. The note was to be repaid no later than 90 days from the date of issuance with an interest rate of 1.75% per 30-day period. The Promissory note was settled in full in February 2018.

On February 1, 2018, the Company entered into two promissory notes in the aggrege amount of $87,000 with arm’s length third parties and with an interest rate of 4% per annum.

On March 20, 2018, the Company entered into a promissory note in the amount of $750,000 with an arm’s length third party and with an interest rate of 4% per annum.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2018, the Company had $490,295 in cash and cash equivalents (December 31, 2017 - $78,370).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At March 31, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At March 31, 2018, the Company had an allowance for doubtful accounts of $38,889 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the interim condensed consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 8 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During the months of January 2018, the Company completed private placement for the sale of non-registered shares of the Company's common stock. As a result of these private placements 200,000 non-registered shares of the Company's common stock was issued for proceeds of $40,671.

During March 2017 the Company issued 520,211 shares in the common stock of the Company through the exercise of warrants.

Common Share Purchase Warrants

The Company had the following warrants outstanding at March 31, 2018.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2018
	600,000

The Company had the following warrants outstanding at March 31, 2017.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016 (1)	600,000	0.50	October 31, 2018
November 23, 2016 (2)	-	0.50	March 31, 2017
	600,000

(1)	During the three and nine months ended September 30, 2017, the Company amended the expiry date of these warrants, extending them to October 31, 2018, all other terms remain unchanged.
(2)	On November 30, 2016, the warrants expiry was amended from November 30, 2016 to March 31, 2017.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9– SHARE-BASED PAYMENTS

2016 stock option plan

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	March 31, 2108 ($)	Year ended December 31, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	0.50	-	239,077	1.42	1%	54%	Nil	0.23
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	53,562	243,890	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	19,855	136,241	1.50	1%	108%	Nil	5
Warrant amendment	August 31, 2017	October 31, 2018			-	98,254	-	-	-	-	-
					$73,417	717,462

Subsequent to the Company’s discontinuation of the two businesses operations (note 3) for the three months ended March 31, 2018, services of certain Directors, Officers, Employees and Consultants were terminated accordingly. Those stock options and deferred option units were expired subsequently to the termination of services.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at March 31, 2018 was $77,000 (December 31, 2017 - $80,000).

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at March 31, 2018 was 416,652 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at March 31, 2018, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $362,216 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 as at March 31, 2018, (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $73,417 was recognized during the period ended March 31, 2018 (March 31, 2017 - $91,948), for share-based payments expense to directors and officers of the Company.

As at March 31, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contingencies

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint.  Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey.  The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018.  On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice.  Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.  On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 27, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit.

The Company was also served with a third derivative action, which was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court.  Subsequently, this case was removed to federal court.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

 NOTE 12 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November15, 2019, the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In April 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 687,500 non-registered shares of the Company's common stock was issued for proceeds of $39,671.

On April 11, 2018, the company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

On September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties in respect of settlement of promissory notes. See note 6.

On October 16, 2018, the Company entered into an agreement with Virtublock Global Corp (VGC), a corporation incorporated in Ontario Canada, to acquire assets and intellectual property of VGC. Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805. Pursuant to the agreement, the Company issued The Company issued 44,911,724 shares of the Company’s common stock to VGC as purchase consideration.

On January 20, 2019, the company issued 1,000,000 shares of the common stock to a consultant as compensation for services rendered, and on April 20, 2019, the company issued 500,000 shares of the common stock to a consultant as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

In March 25, 2019, the name of Zoompass Inc. was changed to Virtublock Canada Inc.

In May 2019, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 1,038,461 non-registered shares of the Company's common stock was issued for proceeds of C$135,000.

In July 2019, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 500,000 non-registered shares of the Company's common stock was issued for proceeds of C$55,000.

In August 2019, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 500,000 non-registered shares of the Company's common stock was issued for proceeds of $50,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results, including anticipated cash flows used in operations
•	Expectations regarding capital expenditures; and
•	Assumptions relating to our liquidity position, including our ability to obtain additional financing, if required.
•	Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:
•	The loss of key management personnel on whom the Company depends;
•	Our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing if required.
•	Our expectations with respect to our acquisition activity.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended March 31, 2018 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the year ended December 31, 2017.

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

Nature of Operations

Zoompass Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.

Zoompass Inc. (‘Zoompass”), was incorporated under the laws of Ontario on June 8, 2016. On June 28, 2016, pursuant to an agreement with a shareholder of Zoompass, certain net assets were acquired by Zoompass in exchange for shares of Zoompass. The net assets primarily consisted of a virtual payment platform, certain customer contracts, cash held in trust and customer deposits as well as the associated client funds.

Nature of Operations (continued)

Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass. Pursuant to the Agreement, the Company agreed to issue 8,060,913 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders. At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company. Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company. The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016.

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

Effective March 6, 2018 (the "Closing Date"), Zoompass Holdings, Inc.'s (the "Company") Canadian operating subsidiary, Zoompass, Inc., entered into an Asset Purchase Agreement (the "Agreement") for the sale of its Prepaid Card Business ("Prepaid Business") to Fintech Holdings North America Inc., or its designee. The aggregate purchase price of the Prepaid Business was C$400,000. The transaction was completed on March 26, 2018.

During the first quarter of 2018, the Company implemented a plan to abandon the mobility solution operation. The Company has determined that the mobility solution operation represents a component and a reportable segment of the Company. According to the plan of abandonment, the Company gradually ceased accepting any new business during first quarter of 2018 and settled all the remaining orders and obligations from mobility solution by end of March 2018.

As of March 31, 2018, the Company has incurred recurring losses from operations and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the interim condensed financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Significant Accounting Policies and Estimates

The significant accounting policies and estimates have been disclosed in the note 2 of the interim condensed consolidated interim financial statements

The discussion and analysis of the financial condition and results of operations are based upon the interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis management reviews our estimates and assumptions. The estimates were based on historical experience and other assumptions that management believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect our financial position or results of operations.

Results of operations for the three months ended March 31, 2018

Revenue and cost of sales

The Company's revenue consists of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform.  Additionally, the Company also recognized revenue from the sale of mobility products. Company recognized net revenue of $444,757 for the three months ended March 31, 2018 (March 31, 2017 -$254,683). The increase in revenue compared with the first quarter of 2017, is largely due to the increase in mobility products revenue during the first quarter of 2018.

General and administrative and other expenses

Salaries and full-time consultant expenses for the three months ended March 31, 2018 were similarly in-line with the three months ended March 31, 2017.

Rent and occupancy costs of $40,336 were a little higher for the first quarter of 2018 compared with the first quarter of 2017 due to certain enhanced security features the Company implemented at its corporate office.

The share-based payment expense of $73,417, which is in line with the expense for the same period last year, relates to certain options and deferred stock units that were granted in December 2016 and vests over a period of 36 months from the date of grant as well as the warrants issued during the first quarter of 2017.

Pursuant to the plan to sell the prepaid card business operation, there is no depreciation and amortization expense for the period ended March 31, 2018.

Professional fees are lower primarily due to additional legal costs incurred in 2017 associated with certain corporate matters, legal costs related to the acquisitions of a transportation enablement platform.

Office and sundry expense and other include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.  The increase was primarily attributed to office expenses and insurance cost.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs and no filings were made during the period ended March 31, 2018

Foreign exchange gain of $11,384 was primarily attributed to the change in exchange rate of the Canadian dollar relative to the US dollar.

The company recognized a net loss of $693,122 (loss from continuing operations – 431,975, loss from discontinued operations -$261,147) or loss from continuing operations per share $0.010 and loss from discontinued operations per share $0.006 (basic-diluted) for the three months ended March 31, 2018.

Liquidity and Capital Resources

As at March 31, 2018, the Company had $490,295 in cash and cash equivalents compared with $78,370 as at December 31, 2017.

Operations for three month ended March 31, 2018 and the year ended December 31, 2017, were primarily financed through the issuance of shares in the common stock of the Company and the issuance of promissory notes.

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

Net Cash Used in Operating Activities

Financial instruments and risk factors

The Company has exposure to liquidity, foreign currency, Credit, and Interest Rate risk.  The Company's risk management objective is to preserve and redeploy the existing treasury as appropriate, ultimately to protect shareholder value.  Risk management strategies, as discussed below, are designed and implemented to ensure the Company's risks and the related exposure are consistent with the business objectives and risk tolerance.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2018, the Company had $ $490,295 (December 31, 2017, $ $78,370), in cash and cash equivalents.

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2018 and December 31, 2017, the Company's credit risk is primarily attributable to cash and cash equivalents, cash held in trust and customer deposits, and accounts receivable. At March 31, 2018 and December 31, 2017, the Company's cash and cash equivalents, cash held in trust and customer deposits was held with reputable Canadian chartered banks.  At March 31, 2018, the Company had an allowance for doubtful accounts of $38,889 (December 31, 2017, - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest Rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair Values:  The carrying amounts reported in the interim condensed consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at March 31, 2018 was $77,000 (December 31, 2017 - $$80,000).

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at March 31, 2018 was 416,652 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at March 31, 2018, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $362,216 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 as at March 31, 2018, (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $73,417 was recognized during the period ended March 31, 2018 (March 31, 2017 - $$91,948), for share-based payments expense to directors and officers of the Company.

As at March 31, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

Newly Adopted Accounting Standards

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our interim condensed consolidated financial statements, including potential early adoption.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our financial position and/or results of operations.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management does not expect to have a significant impact of this ASU on the Company’s consolidated financial statements.

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the unaudited interim condensed consolidated financial position and/or results of operations.

On April 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on the consolidated financial position and/or results of operations, however, the management has begun a process to identify a complete population of the leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Off Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint.  Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey.  The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018.  On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice.  Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.  On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 27, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit.

The Company was also served with a third derivative action, which was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court.  Subsequently, this case was removed to federal court.

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

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint.  Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey.  The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018.  On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice.  Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.  On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 27, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit.

The Company was also served with a third derivative action, which was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court.  Subsequently, this case was removed to federal court.

ITEM 1A. RISK FACTORS

The Company, as a "smaller reporting company" (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2.  RECENT UNREGISTERED SALES OF EQUITY SECURITIES

On September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties in respect of settlement of promissory notes. See note 6.

On October 16, 2018, the Company entered into an agreement with Virtublock Global Corp (VGC), a corporation incorporated in Ontario Canada, to acquire assets and intellectual property of VGC. Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805. Pursuant to the agreement, the Company issued The Company issued 44,911,724 shares of the Company’s common stock to VGC as purchase consideration.

On January 20, 2019, the company issued 1,000,000 shares of the common stock to a consultant as compensation for services rendered, and on April 20, 2019, the company issued 500,000 shares of the common stock to a consultant as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

In March 25, 2019, the name of Zoompass Inc. was changed to Virtublock Canada Inc.

In May 2019, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 1,038,461 non-registered shares of the Company's common stock was issued for proceeds of C$135,000.

In July 2019, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 500,000 non-registered shares of the Company's common stock was issued for proceeds of C$55,000.

In August 2019, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 500,000 non-registered shares of the Company's common stock was issued for proceeds of $50,000.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our three-month ended March 31, 2018.

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

Zoompass Holdings, Inc.,
Date: November 18, 2019	/s/ Mahmoud Hashem
Mahmoud Hashem Chief Executive Officer (Principal Executive Officer)

