Form 10-Q/A
period 2018-03-31
Zoompass Holdings, Inc.
filed 2019-11-20
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No,1)

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

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at March 31, 2018 and December 31, 2017

(Expressed in US dollars)

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

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended	For the three months ended
		March 31, 2018	March 31, 2017
	Note	(unaudited)	(unaudited)

Revenue	2, 3	$1	$1

Expenses
Salaries and consultants		(140,003)	(223,094)
Rent and occupancy costs		(40,336)	(35,203)
Share-based payment expense	9,10	(73,417)	(91,948)
Professional fees		(26,661)	(38,532)
Telecommunications		(2,889)	(2,991)
Office and sundry expenses and other		(145,716)	(57,850)
Filing fees and regulatory costs		(605)	(10,605)
Foreign exchange loss		11,384	(12,774)
Net Bank fees		(13,732)	(5,687)
		(431,975)	(478,684)
Loss before income taxes		(431,975)	(478,684)
Income taxes expenses		-	-
Net loss from continuing operations		(431,975)	(478,684)
Net loss from discontinued operations, net of tax	3	(261,147)	(165,674)
Net loss		$(693,122)	$(644,358)

Other comprehensive income
Foreign exchange translation gain		119,368	86,249
Net loss and comprehensive loss		$(573,754)	$(558,109)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.010)	(0.012)
Loss from discontinued operations per share		(0.006)	(0.004)
Weighted average number of common shares outstanding - basic and diluted		43,479,665	39,439,123

 *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2017		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)
Issuance of shares for private placement	8	200,000	20	40,651	-	-	40,671
Share-based payment expense - stock options	9,10	-	-	73,417	-	-	73,417
Net loss for the period		-	-	-	(693,122)	-	(693,122)
Foreign currency translation		-	-	-	-	119,368	119,368
March 31, 2018 (unaudited)		43,530,776	$4,352	$21,129,976	$(21,995,655)	$91,976	$(769,351)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2016		39,300,400	3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	8	520,211	52	194,146	-	-	194,198
Share-based payment expense - stock options	9,10	-	-	91,948	-	-	91,948
Net loss for the period		-	-	-	(644,358)	-	(644,358)
Foreign currency translation		-	-	-	-	86,249	86,249
March 31, 2017 (unaudited)		39,820,611	$3,981	$18,770,837	$(14,648,371)	$(22,028)	$4,104,419

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

((Unaudited, Expressed in US dollars)

		For the three months ended March 31, 2018	For the three months ended March 31, 2017
	Note	(unaudited)	(unaudited)
Cash flow from operating activities
Net loss		$(693,122)	$(644,358)
Net loss from discontinued operations	3	261,147	165,674
Non-cash items:		-	-
Share-based payment expense		73,417	91,948
Foreign exchange (gain) loss		(11,384)	12,774
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		-	41,392
Accounts payable and accrued liabilities		12,684	(20,375)
Net cash used in operating activities - continuing operations		(357,258)	(352,945)
Net cash used in operating activities - discontinued operations		(11,352)	(148,637)
Net cash used in operating activities		(368,610)	(501,582)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	152,871	-
Additions to intangibles		-	(20,000)
Net cash used in investing activities - continuing operations		-	-
Net cash provided by (used) in investing activities - discontinued operations		152,871	(20,000)
Net cash provided by (used in) investing activities		152,871	(20,000)

Cash flow from financing activities
Issuance of common stock	8	40,671	-
Repayment of promissory note	6	(477,402)
Issuance of promissory note	6	837,000	-
Exercise of warrants		-	194,198
Net cash provided by financing activities		400,269	194,198

Effect of exchange rate changes on cash		227,395	(1,900)
Increase (Decrease) in cash and cash equivalents		411,925	(329,284)
Cash and cash equivalents, beginning of the period		78,370	422,385
Cash and cash equivalents, end of the period		$490,295	$93,101

Supplementary Cash Flow Information
Interest paid		9,910	-
Taxes paid		-	-

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

	Reportable and operating segments
	March 31, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	$100,292	$-	$100,292
Commissions and agent fees (note 3)	(26,993)	-	(26,993)
Mobility products revenue (note 3)	-	330,593	330,593
Fees and other revenue (note 3)	-		-
Mobility product commissions (note 3)	-	40,865	40,865
Total	73,299	371,458	444,757

Timing of revenue recognition
Products transferred at a point in time (note 3)	73,299	371,458	444,757
Total	$73,299	371,458	444,757

	Reportable and operating segments
	March 31, 2017
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	$245,481	$-	$245,481
Commissions and agent fees (note 3)	(26,843)	-	(26,843)
Mobility products revenue (note 3)	-	36,045	36,045
Fees and other revenue (note 3)	-	-	-
Mobility product commissions (note 3)	-	-	-
Total	218,638	36,045	254,683

Timing of revenue recognition
Products transferred at a point in time (note 3)	218,638	36,045	254,683
Total	$218,638	$36,045	$254,683

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

On January 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-09 (“ASU”), Revenue from Contracts with Customers (Topic 606) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our financial position and/or results of operations.

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

The assets and liabilities from discontinued operations are classified as current on the December 31, 2017 balance sheet because the operations have been discontinued in March 2018.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the interim condensed consolidated statements of operations and comprehensive loss is as below:

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	$100,292	$245,481
Commissions and agent fees (note 2)	(26,993)	(26,843)
Mobility products revenue (note 2)	330,593	36,045
Fees and other revenue (note 2)	-	-
Mobility product commissions (note 2)	40,865	-
Net revenue	444,757	254,683
Processing and card fees	(120,395)	(189,554)
Mobility products cost of goods sold	(351,767)	(27,470)
Gross margin	(27,405)	37,659

Expenses
Salaries and consultants	(187,991)	(172,802)
Depreciation and amortization	-	(14,000)
Office and sundry expenses and other	(38,889)	(16,531)
Loss on disposal of assets	(6,862)	-
	(233,742)	(203,333)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	$(261,147)	$(165,674)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2017	$66,005	$2,497	$68,502
Disposal	(64,207)	(2,429)	(66,636)
Foreign exchange	(1,798)	(68)	(1,866)
Balance at March 31, 2018 (unaudited)	$-	$-	$-

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2017	$(26,732)	$(699)	$(27,431)
Disposal	26,022	$681	$26,703
Foreign exchange	710	18	728
Balance at March 31, 2018 (unaudited)	$-	$-	$-

Balance at December 31, 2017 (note 3)	$39,273	$1,798	$41,071
Balance at March 31, 2018 (unaudited)	$-	$-	$-

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9– SHARE-BASED PAYMENTS

2016 stock option plan

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	March 31, 2018 ($)	March 31, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	53,562	66,569	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	19,855	25,379	1.50	1%	108%	Nil	5
					$73,417	91,948

As at March 31, 2018, the Company has the following stock options and deferred stock units:

Award	Fair Value		Units	Number of units vested	Weighted Average Exercise Price (C$)
		Contractual
		Life (years)
Options	493,080	3.67	562,500	562,500	0.50
Fully vested options	210,961	3.67	187,500	187,500	-
Deferred stock units	304,405	3.67	272,500	76,634	-
Deferred stock units	798,517	3.67	917,500	259,767	0.50
Total	1,806,963		1,940,000	1,086,401

Subsequent to the Company’s discontinuation of the two businesses operations (note 3) for the three months ended March 31, 2018, Employment and services of certain Directors, Officers, Employees and Consultants were terminated. Those stock options and deferred option units granted and issued in prior years were expired subsequent to the termination of employment and services.

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

On October 16, 2018, the Company entered into an agreement with Virtublock Global Corp (VGC), a corporation incorporated in Ontario Canada, to acquire assets and intellectual property of VGC. Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805. Pursuant to the agreement, The Company issued 44,911,724 shares of the Company’s common stock to VGC as purchase consideration.

During the months of November and December, 2018, the Company completed two private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 5,450,000 non-registered shares of the Company's common stock was issued for gross proceeds of C$545,000.

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

Results of operations for the three months ended March 31, 2018

Revenue and cost of sales

The Company's revenue consists of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform.  Additionally, the Company also recognized revenue from the sale of mobility products. Company recognized net revenue of $444,757 for the three months ended March 31, 2018 (March 31, 2017 - $254,683). The increase in revenue compared with the first quarter of 2017, is largely due to the increase in mobility products revenue during the first quarter of 2018.

General and administrative and other expenses

Salaries and full-time consultant expenses $327,994 (continuing operation – $140,003, discontinued operation – $187,991) for the three months ended March 31, 2018 were similarly in-line with the three months ended March 31, 2017 which was in amount of $395,896 (continuing operation – $223,094, discontinued operation – $172,802).

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

Pursuant to the plan to sell the prepaid card business operation, there is no depreciation and amortization expense for the period ended March 31, 2018 (March 31, 2017 – $14,000).

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

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs and less filing expenses were incurred during the period ended March 31, 2018.

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

Operations for three month ended March 31, 2018 and March 31, 2017, were primarily financed through the issuance of shares in the common stock of the Company, issuance of promissory notes and exercise of warrants.

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

Net Cash Used in Operating Activities

During the periods ended March 31, 2018, and 2017, $368,610 and $501,582 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and change in non-cash working capital.

Net Cash Provided by Investing Activities

During the period ended March 31, 2018, the Company generated $152,871 from disposal of prepaid card business compared with cash used in purchase of intangibles asset of $20,000 for the period ended March 31, 2017.

Net Cash Provided by Financing Activities

For the period ended March 31, 2018 the Company raised $40,671 from the issuances of common shares, repaid promissory note in amount of $477,402 and issued promissory notes for $837,000. In comparison, $194,198 were raised from the exercise of warrants for the period ended March 31, 2017.

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

A total of $73,417 was recognized during the period ended March 31, 2018 (March 31, 2017 - $91,948), for share-based payments expense (stock options expenses) to directors and officers of the Company.

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

On January 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-09 (“ASU”), Revenue from Contracts with Customers (Topic 606) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our financial position and/or results of operations.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

During the months of November and December, 2018, the Company completed two private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 5,450,000 non-registered shares of the Company's common stock was issued for gross proceeds of C$545,000.

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

Zoompass Holdings, Inc.,
Date: November 20, 2019	/s/ Mahmoud Hashem
Mahmoud Hashem Chief Executive Officer (Principal Executive Officer)

