Form 10-Q
period 2018-06-30
Zoompass Holdings, Inc.
filed 2019-11-21
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at March 31, 2018 and December 31, 2017

(Expressed in US dollars)

		June 30,	December 31,
		2018	2017
	Note	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	7	$186,699	$78,370
Cash held in trust and customer deposits	3	-	-
Accounts receivable (net of allowance for doubtful accounts of $38,889, December 31, 2017 - $41,077)	3	-	-
Prepaid expenses and other current assets	10	94,782	95,014
Assets from discontinued operations	3	167,011	3,118,297
Total current assets		448,492	3,291,681
Equipment	4	-	-
Intangible assets	5	-	-
Total assets		$448,492	$3,291,681

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	10	$598,782	$670,042
Promissory note	6	837,000	477,402
Client funds	3	-	-
Liabilities from discontinued operations	3	-	2,453,922
Total liabilities		$1,435,782	$3,601,366

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 46,718,276 shares issued and outstanding (December 31, 2017 – 43,330,776)	1,8	$4,671	$4,332
Additional paid in capital	8,9	21,575,774	21,015,908
Accumulated deficit		(22,700,254)	(21,302,533)
Accumulated other comprehensive income (loss)		132,519	(27,392)
Total stockholders' deficiency		(987,290)	(309,685)
Total liabilities and stockholders' deficiency		$448,492	$3,291,681

Going concern	1
Commitments and contingencies	11
Subsequent events	12

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended	For the six months ended	For the three months ended	For the six months ended
		June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	2,3	$-	$-	$-	$-

Expenses
Salaries and consultants		(101,952)	(241,955)	(190,098)	(414,604)
Rent and occupancy costs		-	(39,918)	(48,374)	(83,577)
Share-based payment expense	8,9,10	(406,446)	(479,863)	(330,584)	(422,532)
Professional fees		(55,713)	(82,374)	(109,705)	(148,237)
Telecommunications		-	(2,859)	(3,483)	(6,474)
Office and sundry expenses and other		(31,964)	(178,128)	(136,884)	(193,322)
Filing fees and regulatory costs		(15,498)	(16,103)	(13,612)	(24,217)
Foreign exchange loss		(78,647)	(67,263)	26,639	13,865
Net Bank fees		(499)	(14,231)	(3,905)	(9,592)
		(690,719)	(1,122,694)	(810,006)	(1,288,690)
Loss before income taxes		$(690,719)	$(1,122,694)	$(810,006)	$(1,288,690)
Income taxes expenses		-	-	-	-
Net loss from continuing operations		(690,719)	(1,122,694)	(810,006)	(1,288,690)
Net loss from discontinued operations, net of tax	3	(13,880)	(275,027)	(283,183)	(448,857)
Net loss		$(704,599)	$(1,397,721)	$(1,093,189)	$(1,737,547)

Other comprehensive income
Foreign exchange translation gain		40,543	159,911	56,510	142,759
Net loss and comprehensive loss		$(664,056)	$(1,237,810)	$(1,036,679)	$(1,594,788)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.015)	(0.025)	(0.020)	(0.032)
Loss from discontinued operations per share		(0.000)	(0.006)	(0.007)	(0.011)
Weighted average number of common shares outstanding - basic and diluted		46,293,004	44,909,367	40,119,780	39,781,332

 *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
March 31, 2018 (unaudited)		43,530,776	$4,352	$21,129,976	$(21,995,655)	$91,976	$(769,351)
Issuance of shares for private placement	8	687,500	69	39,602	-	-	39,671
Share-based payment expense - Issuance of shares for services	8,9,10	2,500,000	250	337,000	-	-	337,250
Share-based payment expense - stock options	9,10	-	-	69,196	-	-	69,196
Net loss for the period		-	-		(704,599)	-	(704,599)
Foreign currency translation		-	-			40,543	40,543
June 30, 2018 (unaudited)		46,718,276	$4,671	$21,575,774	$(22,700,254)	$132,519	$(987,290)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
March 31, 2017 (unaudited)		39,820,611	$3,981	$18,770,837	$(14,648,371)	$(22,028)	$4,104,419
Share-based payment expense - stock options and warrants	9,10	-	-	330,584	-	-	330,584
Issuance of shares	8	654,130	65	735,252	-	-	735,317
Net loss for the period		-	-	-	(1,093,189)	-	(1,093,189)
Foreign currency translation		-	-	-	-	56,510	56,510
June 30, 2017 (unaudited)		40,474,741	$4,046	$19,836,673	$(15,741,560)	$34,482	$4,133,641

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2017		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)
Issuance of shares for private placement	8	887,500	89	80,253	-	-	80,342
Share-based payment expense - Issuance of shares for services	8,9,10	2,500,000	250	337,000	-	-	337,250
Share-based payment expense - stock options	9,10	-	-	142,613	-	-	142,613
Net loss for the period		-	-		(1,397,721)	-	(1,397,721)
Foreign currency translation		-	-			159,911	159,911
June 30, 2018 (unaudited)		46,718,276	$4,671	$21,575,774	$(22,700,254)	$132,519	$(987,290)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2016		39,300,400	$3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	8	520,211	52	194,146	-	-	194,198
Share-based payment expense - stock options and warrants	9,10	-	-	422,532	-	-	422,532
Issuance of shares	8	654,130	65	735,252	-	-	735,317
Net loss for the period		-	-	-	(1,737,547)	-	(1,737,547)
Foreign currency translation		-	-	-	-	142,759	142,759
June 30, 2017 (unaudited)		40,474,741	$4,046	$19,836,673	$(15,741,560)	$34,482	$4,133,641

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

((Unaudited, Expressed in US dollars)

		For the six months ended June 30, 2018	For the six months ended June 30, 2017
	Note	(unaudited)	(unaudited)
Cash flow from operating activities
Net loss		$(1,397,721)	$(1,737,547)
Net loss from discontinued operations	3	275,027	448,857
Non-cash items:
Share-based payment expense - Issuance of shares for services	8,9.10	337,250	-
Share-based payment expense - stock options and warrants	9,10	142,613	422,532
Foreign exchange loss		67,263	(13,865)
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		(3,851)	39,342
Accounts payable and accrued liabilities		(58,247)	(33,956)
Net cash used in operating activities - continuing operations		(637,666)	(874,637)
Net cash used in operating activities - discontinued operations		(24,035)	(342,487)
Net cash used in operating activities		(661,701)	(1,217,124)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	152,871	-
Additions to intangibles		-	(20,000)
Net cash used in investing activities - continuing operations		-	-
Net cash provided by (used in) investing activities - discontinued operations		152,871	(20,000)
Net cash provided by (used in) investing activities		152,871	(20,000)

Cash flow from financing activities
Issuance of common stock	8	80,342	735,317
Repayment of promissory note	6	(477,402)	-
Issuance of promissory note	6	837,000	-
Exercise of warrants		-	194,198
Net cash provided by financing activities		439,940	929,515

Effect of exchange rate changes on cash		177,219	22,111
Increase (Decrease) in cash and cash equivalents		108,329	(285,498)
Cash and cash equivalents, beginning of the period		78,370	422,385
Cash and cash equivalents, end of the period		$186,699	$136,887

Supplementary Cash Flow Information
Interest paid		9,807	-
Taxes paid		-	-

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

	Reportable and operating segments
	June 30, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	$99,251	$—	$99,251
Commissions and agent fees (note 3)	(26,712)	—	(26,712)
1 Mobility products revenue (note 3)	—	327,374	327,374
Fees and other revenue (note 3)	—	—	—
Mobility product commissions (note 3)	40,644	—	40,644
	$113,183	$327,374	$440,557

Timing of revenue recognition
Products transferred at a point in time (note 3)	113,183	327,374	440,557
	$113,183	$327,374	$440,557

Subsequent to the discontinuation of the prepaid card business and mobility solution business operations as of March 31, 2018, for the three months ended June 30, 2018, the Company has not generated revenue from the two discontinued operations. The difference between reported amounts for three months ended March 31, 2018 and reported amounts for six months ended June 30, 2018 was a result of the fluctuation of foreign currency exchange rate for three months ended March 31, 2018 and for six months ended June 30, 2018.

	Reportable and operating segments
	June 30, 2017
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	$445,465	$—	$445,465
Commissions and agent fees (note 3)	(58,070)	—	(58,070)
Mobility products revenue (note 3)	—	36,045	36,045
Fees and other revenue (note 3)	—	—	—
Mobility product commissions (note 3)	7,101	—	7,101
	$394,496	$36,045	$430,541

Timing of revenue recognition
Products transferred at a point in time (note 3)	394,496	36,045	430,541
	$394,496	$36,045	$430,541

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Changes in accounting policies

Except for the changes above regarding revenue recognition, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

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

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on the consolidated financial position and/or results of operations, however, the management has begun a process to identify a complete population of the leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the interim condensed consolidated balance Sheets is as below:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$2,351,578
Accounts receivable	167,011	510,676
Equipment (note 4)	—	41,071
Intangible assets (note 5)	—	214,972
Total assets of from discontinued operations	$167,011	$3,118,297

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	201,125
Client funds	—	2,252,797
Total liabilities from discontinued operations	$—	$2,453,922

 The assets and liabilities from discontinued operations are classified as current on the December 31, 2017 balance sheet because the operations have been discontinued in March 2018.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
	(unaudited)	(unaudited)

Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	$99,251	$445,465
Commissions and agent fees (note 2)	(26,712)	(58,070)
Mobility products revenue (note 2)	327,374	36,045
Fees and other revenue (note 2)	—	—
Mobility product commissions (note 2)	40,644	7,101
Net revenue	440,557	430,541
Processing and card fees	(119,447)	(425,657)
Mobility products cost of goods sold	(351,767)	(27,470)
Gross margin	(30,657)	(22,586)

Expenses
Impairment goodwill and trademark	—	—
Salaries and consultants	(187,257)	(381,868)
Rent and occupancy costs	—	—
Depreciation and amortization	—	(26,460)
Office and sundry expenses and other	(38,889)	(17,943)
Loss on disposal of assets	(18,224)	—
	(244,370)	(426,271)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	$(275,027)	$(448,857)

The assets and liabilities from discontinued operations are classified as current on the December 31, 2017 balance sheet because the operations have been discontinued in March 2018.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2017	$66,005	$2,497	$68,502
Disposal	(64,207)	(2,429)	(66,636)
Foreign exchange	(1,798)	(68)	(1,866)
Balance at June 30, 2018 (unaudited)	$-	$-	$-

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2017	$(26,732)	$(699)	$(27,431)
Disposal	26,022	$681	$26,703
Foreign exchange	710	18	728
Balance at June 30, 2018 (unaudited)	$-	$-	$-

Balance at December 31, 2017 (note 3)	$39,273	$1,798	$41,071
Balance at June 30, 2018 (unaudited)	$-	$-	$-

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2017	$168,620	$239,649	$408,269
Additions	-	-	-
Disposal	(164,145)	(230,626)	(394,771)
Foreign exchange	(4,475)	(9,023)	(13,498)
Balance at June 30, 2018 (unaudited)	$-	$-	$-

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2017	$(168,620)	$(24,677)	$(193,297)
Amortization	-	-	-
Disposal	164,145	23,437	187,582
Foreign exchange	4,475	1,240	5,715
Balance at June 30, 2018 (unaudited)	$-	$-	$-

Balance at December 31, 2017 (note 3)	$-	$214,972	$214,972
Balance at June 30, 2018 (unaudited)	$-	$-	$-

Goodwill	Total
Balance at January 1, 2017	$3,622,388
Impairment	(3,740,909)
Foreign exchange	118,521
Balance at December 31, 2017	-
Acquisition	-
Foreign exchange	-
Balance at June 30, 2018 (unaudited)	-

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

On February 1, 2018, the Company entered into two promissory notes in the aggregate amount of $87,000 with arm’s length third parties and with an interest rate of 4% per annum.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At June 30, 2018, the Company had $186,699 in cash and cash equivalents (December 31, 2017 - $78,370).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At June 30, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At June 30, 2018, the Company had an allowance for doubtful accounts of $38,889 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 8 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

For the three months ended June 30, 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 687,500 non-registered shares of the Company's common stock was issued for proceeds of $39,671.

For the six months ended June 30, 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 887,500 non-registered shares of the Company's common stock were issued for proceeds of $80,342.

For the three months ended June 30, 2018, on April 11, 2018, the company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares in amount of $337,250 was determined by using the market price of the common stock as at the date of issuance. (note 9, note 10)

During March 2017 the Company issued 520,211 shares in the common stock of the Company through the exercise of warrants for proceeds of $194,198.

During the three months ended June 30, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 654,130 non-registered shares of the Company's common stock was issued for gross proceeds of $735,317.

Common Share Purchase Warrants

The Company had the following warrants outstanding at June 30, 2018.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2018
	600,000

During the three and six months ended June 30, 2017, the Company issued 351,328 warrants. The warrants have an exercise price of C$0.50 per warrant and exercisable into one share in the common stock of the Company. The warrants have an expiry of September 1, 2017.

The Company had the following warrants outstanding at June 30, 2017.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016 (1)	600,000	0.50	October 31, 2018
June 8, 2017	351,328	0.50	September 1, 2017
	951,328

(1)	During the three and nine months ended September 30, 2017, the Company amended the expiry date of these warrants, extending them to October 31, 2018, all other terms remain unchanged.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9– SHARE-BASED PAYMENTS

For the three and six months ended June 30, 2018, on April 11, 2018, the company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares in amount of $337,250 was determined by using the market price of the common stock as at the date of issuance. (note 8, note 10)

2016 stock option plan

For the three months ended June 30, 2018, the company recognized stock option expenses in amount of 69,196 (June 30, 2017 – $330,584).

For the six months ended June 30, 2018, the company recognized stock option expenses in amount of 142,613 (June 30, 2017 – $422,532).

The components of share-based payments expense (options and warrants) are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Six months ended June 30, 2018 ($)	Six months ended June 30, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	0.50	-	239,078	1.42	1%	54%	Nil	0.23
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	104,191	132,821	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	38,422	50,633	1.50	1%	108%	Nil	5
					$142,613	422,532

As at June 30, 2018, the Company has the following stock options and deferred stock units:

Award	Fair Value		Units	Number of units vested	Weighted Average Exercise Price (C$)
		Contractual
		Life (years)
Options	493,080	3.42	562,500	562,500	0.50
Fully vested options	210,961	3.42	187,500	187,500	-
Deferred stock units	304,405	3.42	272,500	93,255	-
Deferred stock units	798,517	3.42	917,500	317,940	0.50
Total	1,806,963		1,940,000	1,161,196

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at June 30, 2018 was $76,000 (December 31, 2017 - $$80,000).

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at June 30, 2018 was 397,976 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at June 30, 2018, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $343,540 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 as at June 30, 2018, (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $406,446 (Issuance of shares for service – 337,250, stock options expenses - $69,196) was recognized during three months ended June 30, 2018 (June 30, 2017 – stock options and warrants expenses - $330,584), for share-based payments expense to directors and officers of the Company.

A total of $479,863 (Issuance of shares for service – 337,250, stock options expenses - $142,613) was recognized during six months ended June 30, 2018 (June 30, 2017 – stock options and warrants expenses - $422,532), for share-based payments expense to directors and officers of the Company.

 As at June 30, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

This discussion and analysis should be read in conjunction with the accompanying interim condensed consolidated financial statements and related notes for the period ended June 30, 2018 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2017.

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

As of June 30, 2018, the Company has incurred recurring losses from operations and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing in the future to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution o the interests of existing shareholders. There can be no assurance that financing will be available when required. The Company expects the forgoing, or a combination thereof, to meet the Company's anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

From the inception of Zoompass Inc. to June 30, 2018 the Company has incurred recurring losses from operations and an accumulated deficit.  The Company may incur an additional operating loss in subsequent period until such time that its additional pipeline of new revenue streams is launched.

Results of operations for the six months ended June 30, 2018

Revenue and cost of sales

The Company's revenue consisted of various fees associated with its prepaid debit card program, sales from mobility devices as well as sales commissions from the sale of mobility devices. For the three months ended March 31, 2018, the Company discontinued its prepaid card business and mobility solution business operations.

Subsequent to the discontinuation of the prepaid card business and mobility solution business operations as of March 31, 2018, for the three months ended June 30, 2018, the Company has not generated revenue from the two discontinued operations. The difference between reported amounts for three months ended March 31, 2018 and reported amounts for six months ended June 30, 2018 was a result of the fluctuation of foreign currency exchange rate for three months ended March 31, 2018 and for six months ended June 30, 2018.

For three months ended June 30, 2018

No revenue generated for the three months ended June 30, 2018.

For six months ended June 30, 2018

For the six months ended June 30, 2018, the Company generated gross card revenue of $99,251 and commissions and agent fees of $(26,712). Additionally, the Company recognized revenue from the sale of mobility products of $327,374 and $40,644 from mobility product commission. The Company recorded processing and card fees of $(119,477) and cost of goods sold related to mobility products of $(351,767).

For three months ended June 30, 2017

For the three months ended June 30, 2017, the Company generated gross card revenue of $199,984 and commissions and agent fees of $(31,227). Additionally, the Company recognized commissions from the sale of mobility products of $7,101. The Company recorded processing and card fees of $(236,103). The decrease in revenue compared with the first quarter of 2017, is largely due to a decrease in mobility sales as well as sales in the first quarter included one time set up fees for new programs that issued during the first quarter.

For six months ended June 30, 2017

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

General and administrative and other expenses

The Company incurred salaries and full-time consultant expenses of $101,952 (Continuing operation - $101,952; Discontinued operations - $NIL) and $429,212 (Continuing operation - $241,955; Discontinued operations - $187,257) for the three and six months ended June 30, 2018, respectively. The decrease in Salaries and full-time consultant expenses were largely due to those employees left the company after the Company discontinued its prepaid card business operation for the three months ended March 31, 2018.

The Company incurred salaries and full-time consultant expenses of $399,164 (Continuing operation - $190,098; Discontinued operations - $209,066) and $796,472 (Continuing operation - $414,604; Discontinued operations - $381,868) for the three and six months ended June 30, 2017, respectively. Salaries and full-time consultant expenses were largely in-line with the three months ended March 31, 2017.

Rent and occupancy costs of $39,918 were a lower for the six months ended June 30, 2018 compared with $83,557 in for the same period in 2017 because the company ended the lease for the premises after the sale of prepaid card business for three months ended March 31, 2018.

The share-based payment expense, which is similarly in line with the expense for the same period last year, relates to certain options and deferred stock units that were granted in December 2016 and vested over a period of 36 months from the date of grant as well as the shares issued for services for the three months ended June 30, 2018.

There is no depreciation and amortization expense for the three and six months period ended June 30, 2018. The Company recognized depreciation and amortization expense of $12,460 and $26,460 for the three and six months ended June 30, 2017, respectively.

Professional fees are lower primarily due to additional legal costs incurred in 2017 associated with certain corporate matters, legal costs related to the acquisitions of a transportation enablement platform.

Office and sundry expense and other include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.  The decrease was in line with reduced operations.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs. The expenses related to filing and regulatory costs were in line with the expenses incurred for same period in 2017.

Foreign exchange loss of $67,263 was primarily attributed to change in exchange rate of the Canadian dollar relative to the US dollar.

The company recognized a net loss of $1,397,721 (loss from continuing operations – 1,122,694, loss from discontinued operations -$275,027) or loss from continuing operations per share $0.025 and loss from discontinued operations per share $0.006 (basic-diluted) for the six months ended June 30, 2018.

Liquidity and Capital Resources

As at June 30, 2018, the Company had $186,699 in cash and cash equivalents compared with $78,370 as at December 31, 2017.

Operations for six month ended June 30, 2018 and the year ended December 31, 2017, were primarily financed through the issuance of shares in the common stock of the Company, the exercise of warrants and the issuance of promissory notes.

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

Net Cash Used in Operating Activities

During the periods ended June 30, 2018, and 2017, $661,701 and $1,217,124 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and a change in non-cash working capital. The cash used in operations was primarily the result of share-based payment expense for period ended June 30, 2018 and for June 30, 2017.

Net Cash Provided by Investing Activities

During the period ended June 30, 2018, the Company generated $152,871 from disposal of prepaid card business compared with cash used in purchase of intangibles asset of $20,000 for the period ended June 30, 2018.

Net Cash Provided by Financing Activities

For the period ended June 30, 2018 the Company raised $80,342 from the issuances of common shares, repaid promissory note in amount of $477,402 and issued promissory notes for $837,000. In comparison, $735,317 were raised from the issuance of common stock for the period ended June 30, 2017. There were no exercise of warrants for period ended June 30, 2018 that compared with $194,198 were raised from the exercises of warrants for the period ended June 30, 2017.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At June 30, 2018, the Company had $186,699 in cash and cash equivalents (December 31, 2017 - $78,370).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At June 30, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At June 30, 2018, the Company had an allowance for doubtful accounts of $38,889 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at June 30, 2018 was $76,000 (December 31, 2017 - $$80,000).

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at June 30, 2018 was 397,976 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at June 30, 2018, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $343,540 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 as at June 30, 2018, (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $406,446 (Issuance of shares for service – 337,250, stock options expenses - $69,196) was recognized during three months ended June 30, 2018 (June 30, 2017 – stock options and warrants expenses - $330,584), for share-based payments expense to directors and officers of the Company.

A total of $479,863 (Issuance of shares for service – 337,250, stock options expenses - $142,613) was recognized during six months ended June 30, 2018 (June 30, 2017 – stock options and warrants expenses - $422,532), for share-based payments expense to directors and officers of the Company.

As at June 30, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended June 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

