Form 10-Q
period 2018-09-30
Zoompass Holdings, Inc.
filed 2019-11-21
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2019
Common stock, $0.0001 par value	108,988,461

1

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at September 30, 2018 and December 31, 2017

(Expressed in US dollars)

		September 30,	December 31,
		2018	2017
	Note	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	7	$75,178	$78,370
Cash held in trust and customer deposits	3	—	—
Accounts receivable (net of allowance for doubtful accounts of $199,250, December 31, 2017 - $41,077)	3	—	—
Prepaid expenses and other current assets	10	4,207	95,014
Assets from discontinued operations	3	—	3,118,297
Total current assets		79,385	3,291,681
Equipment	4	—	—
Intangible assets	5	—	—
Total assets		$79,385	$3,291,681

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	10	$596,931	$670,042
Promissory note	6	—	477,402
Client funds	3	—	—
Liabilities from discontinued operations	3	—	2,453,922
Total liabilities		$596,931	$3,601,366

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 55,088,276 shares issued and outstanding (December 31, 2017 - 43,330,776)	1,8	$5,508	$4,332
Additional paid in capital	8,9	22,481,894	21,015,908
Accumulated deficit		(23,074,571)	(21,302,533)
Accumulated other comprehensive income (loss)		69,623	(27,392)
Total stockholders' deficiency		(517,546)	(309,685)
Total liabilities and stockholders' deficiency		$79,385	$3,291,681

Going concern	1
Commitments and contingencies	11
Subsequent events	12

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended September 30, 2018	For the nine months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	2,3	$—	$—	$—	$—

Expenses
Salaries and consultants		(49,268)	(291,223)	(190,613)	(603,805)
Rent and occupancy costs		(14,734)	(54,652)	(38,805)	(122,382)
Share-based payment expense	8,9,10	(69,957)	(549,820)	(146,253)	(568,785)
Professional fees		(11,836)	(94,210)	(136,656)	(284,893)
Telecommunications		—	(2,838)	(3,392)	(9,866)
Office and sundry expenses and other		(97,446)	(275,595)	(79,666)	(274,400)
Filing fees and regulatory costs		(732)	(16,835)	(6,568)	(30,785)
Foreign exchange gain (loss)		41,701	(25,562)	(16,889)	(3,024)
Software development expenses		(10,582)	(10,582)	—	—
Net Bank fees		53	(14,178)	(5,088)	(14,680)
		(212,801)	(1,335,495)	(623,930)	(1,912,620)
Loss before income taxes		(212,801)	(1,335,495)	(623,930)	(1,912,620)
Income taxes expenses		—	—	—	—
Net loss from continuing operations		(212,801)	(1,335,495)	(623,930)	(1,912,620)
Net loss from discontinued operations, net of tax	3	(161,516)	(436,543)	(114,721)	(563,578)
Net loss		$(374,317)	$(1,772,038)	$(738,651)	$(2,476,198)

Other comprehensive income
Foreign exchange translation gain (loss)		(62,896)	97,015	168,060	310,819
Net loss and comprehensive loss		$(437,213)	$(1,675,023)	$(570,591)	$(2,165,379)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.004)	(0.029)	(0.015)	(0.048)
Loss from discontinued operations per share		(0.003)	(0.009)	(0.003)	(0.014)
Weighted average number of common shares outstanding - basic and diluted		48,608,276	46,162,809	41,191,567	40,256,576

 *See accompanying notes to interim condensed consolidated financial statement

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY DEFICIENCY

(Expressed in US dollars)

		Common stock		Additional paid in		Accumulated other comprehensive
	Note	Number of Shares	Amount	capital	Deficit	income (loss)	Total
June 30, 2018 (unaudited)		46,718,276	$4,671	$21,575,774	$(22,700,254)	$132,519	$(987,290)
Share-based payment expense - stock options	9,10	—	—	69,957	—	—	69,957
Issuance of shares upon conversion of debts	6,8	8,370,000	837	836,163	—	—	837,000
Net loss for the period		—	—		(374,317)	—	(374,317)
Foreign currency translation		—	—	—		(62,896)	(62,896)
September 30, 2018 (unaudited)		55,088,276	$5,508	$22,481,894	$(23,074,571)	$69,623	$(517,546)

		Common stock		Additional paid in		Accumulated other comprehensive
	Note	Number of Shares	Amount	capital	Deficit	income (loss)	Total
June 30, 2017 (unaudited)		40,474,741	$4,046	$19,836,673	$(15,741,560)	$34,482	$4,133,641
Exercise of warrants	8	18,332	2	7,276	—	—	7,278
Share-based payment expense - stock options and warrants	9,10	—	—	146,253	—	—	146,253
Issuance of shares	8	1,266,044	127	307,620	—	—	307,747
Net loss for the period		—	—	—	(738,651)	—	(738,651)
Foreign currency translation		—	—	—	—	168,060	168,060
September 30, 2017 (unaudited)		41,759,117	$4,175	$20,297,822	$(16,480,211)	$202,542	$4,024,328

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY DEFICIENCY

(Expressed in US dollars)

		Common stock		Additional paid in		Accumulated other comprehensive
	Note	Number of Shares	Amount	capital	Deficit	income (loss)	Total
December 31, 2017		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)
Issuance of shares for private placement	8	887,500	89	80,253	—	—	80,342
Share-based payment expense - Issuance of shares for services	8,9,10	2,500,000	250	337,000	—	—	337,250
Share-based payment expense - stock options	9,10	—	—	212,570	—	—	212,570
Issuance of shares upon conversion of debts	6,8	8,370,000	837	836,163	—	—	837,000
Net loss for the period		—	—	—	(1,772,038)	—	(1,772,038)
Foreign currency translation		—	—	—		97,015	97,015
September 30, 2018 (unaudited)		55,088,276	$5,508	$22,481,894	$(23,074,571)	$69,623	$(517,546)

		Common stock		Additional paid in		Accumulated other comprehensive
	Note	Number of Shares	Amount	capital	Deficit	income (loss)	Total
December 31, 2016		39,300,400	$3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	8	538,543	54	201,442	—	—	201,496
Share-based payment expense - stock options and warrants	9,10	—	—	568,785	—	—	568,785
Issuance of shares	8	1,920,174	192	1,042,872	—	—	1,043,064
Net loss for the period		—	—	—	(2,476,198)	—	(2,476,198)
Foreign currency translation		—	—	—	—	310,819	310,819
September 30, 2017 (unaudited)		41,759,117	$4,175	$20,297,842	$(16,480,211)	$202,542	$4,024,348

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

((Unaudited, Expressed in US dollars)

	Note	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash flow from operating activities
Net loss		$(1,772,038)	$(2,476,198)
Net loss from discontinued operations	3	436,543	563,578
Non-cash items:
Share-based payment expense - Issuance of shares for services	8,10	337,250	—
Share-based payment expense - stock options and warrants	9,10	212,570	568,785
Foreign exchange loss		25,562	3,024
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		88,372	49,520
Accounts payable and accrued liabilities		(76,612)	148,974
Net cash used in operating activities - continuing operations		(748,353)	(1,142,317)
Net cash used in operating activities - discontinued operations		(24,805)	(457,398)
Net cash used in operating activities		(773,158)	(1,599,715)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	152,871	—
Additions to intangibles		—	(45,000)
Net cash used in investing activities - continuing operations		—	—
Net cash provided by (used in) investing activities - discontinued operations		152,871	(45,000)
Net cash provided by (used in) investing activities		152,871	(45,000)

Cash flow from financing activities
Issuance of common stock	8	80,342	1,043,064
Promissory note converted into shares	6	837,000	—
Repayment of promissory note	6	(477,402)	—
Exercise of warrants		—	201,496
Net cash provided by financing activities		439,940	1,244,560

Effect of exchange rate changes on cash		177,155	19,646
Decrease in cash and cash equivalents		(3,192)	(380,509)
Cash and cash equivalents, beginning of the period		78,370	422,385
Cash and cash equivalents, end of the period		$75,178	$41,876

Supplementary Cash Flow Information
Interest paid		9,551	—
Taxes paid		—	—

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

	Reportable and operating segments
	September 30, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 2)	98,502	—	98,502
Commissions and agent fees (note 2)	(26,511)	—	(26,511)
Mobility products revenue (note 2)	—	325,058	325,058
Fees and other revenue (note 2)	—	—	—
Mobility product commissions (note 2)	—	40,486	40,486
Total*	71,991	365,544	437,535

Timing of revenue recognition
Products transferred at a point in time (note 2)	71,991	365,544	437,535
Total*	71,991	365,544	437,535

*Subsequent to the discontinuation of the prepaid card business and mobility solution business operations as of March 31, 2018, for the six months ended September 30, 2018, the Company has not generated revenue from the two discontinued operations. The difference between reported amounts for three months ended March 31, 2018 and reported amounts for nine months ended September 30, 2018 was a result of the fluctuation of foreign currency exchange rate for three months ended March 31, 2018 and for nine months ended September 30, 2018.

	Reportable and operating segments
	September 30, 2017
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 2)	654,494	—	654,494
Commissions and agent fees (note 2)	(89,148)	—	(89,148)
Mobility products revenue (note 2)	—	154,080	154,080
Fees and other revenue (note 2)	78,769	—	78,769
Mobility product commissions (note 2)	—	10,059	10,059
Total	644,115	164,139	808,254

Timing of revenue recognition
Products transferred at a point in time (note 2)	644,115	164,139	808,254
Total	644,115	164,139	808,254

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

The carrying amounts reported in the interim condensed consolidated balance sheet for cash and cash equivalents, accounts receivables, net of any allowances for doubtful accounts, accounts payable and accrued liabilities approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the statement of operations and comprehensive loss. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the consolidated balance Sheets is as below:

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$2,351,578
Accounts receivable	—	510,676
Equipment (note 4)	—	41,071
Intangible assets (note 5)	—	214,972
Total assets of the from discontinued operations	$—	$3,118,297

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	201,125
Client funds	—	2,252,797
Total liabilities from discontinued operations	—	2,453,922

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
	$	$
Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	$ 98,502	$654,494
Commissions and agent fees (note 2)	(26,511)	(89,148)
Mobility products revenue (note 2)	325,058	154,080
Fees and other revenue (note 2)	—	78,769
Mobility product commissions (note 2)	40,486	10,059
Net revenue	437,535	808,254
Processing and card fees	(118,765)	(600,779)
Mobility products cost of goods sold	(351,767)	(136,747)
Gross margin	(32,997)	70,728

Expenses
Impairment goodwill and trademark	—	—
Salaries and consultants	(190,525)	(577,114)
Rent and occupancy costs	—	—
Depreciation and amortization	—	(40,661)
Office and sundry expenses and other	(199,250)	(16,531)
Loss on disposal of assets	(13,771)	—
	(403,546)	(634,306)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	$(436,543)	$(563,578)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2017	$66,005	$2,497	$68,502
Disposal	(64,207)	(2,429)	(66,636)
Foreign exchange	(1,798)	(68)	(1,866)
Balance at September 30, 2018 (unaudited)	$—	$—	$—

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2017	$(26,732)	$(699)	$(27,431)
Disposal	26,022	$681	$26,703
Foreign exchange	710	18	728
Balance at September 30, 2018 (unaudited)	$—	$—	$—

Balance at December 31, 2017 (note 3)	$39,273	$1,798	$41,071
Balance at September 30, 2018 (unaudited)	$—	$—	$—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2017	$168,620	$239,649	$408,269
Additions	—	—	—
Disposal	(164,145)	(230,626)	(394,771)
Foreign exchange	(4,475)	(9,023)	(13,498)
Balance at September 30, 2018 (unaudited)	$—	$—	$—

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2017	$(168,620)	$(24,677)	$(193,297)
Amortization	—	—	—
Disposal	164,145	23,437	187,582
Foreign exchange	4,475	1,240	5,715
Balance at September 30, 2018 (unaudited)	$—	$—	$—

Balance at December 31, 2017 (note 3)	$—	$214,972	$214,972
Balance at September 30, 2018 (unaudited)	$—	$—	$—

Goodwill	Total
Balance at January 1, 2017	$3,622,388
Impairment	(3,740,909)
Foreign exchange	118,521
Balance at December 31, 2017	—
Acquisition	—
Foreign exchange	—
Balance at September 30, 2018 (unaudited)	—

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

On February 1, 2018, the Company entered into two promissory notes in the aggrege amount of $87,000 with arm’s length third parties and with an interest rate of 4% per annum. On September 10, 2018, the notes were converted to common shares of the Company. See note 8.

On March 20, 2018, the Company entered into a promissory note in the amount of $750,000 with an arm’s length third party and with an interest rate of 4% per annum. On September 10, 2018, the note was converted to common shares of the Company. See note 8.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2018, the Company had $75,178 in cash and cash equivalents (December 31, 2017 - $78,370).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At September 30, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At September 30, 2018, the Company had an allowance for doubtful accounts of $199,250 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the period ended September 30, 2018.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

 NOTE 8 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During the nine months ended September 30, 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 887,500 non-registered shares of the Company's common stock were issued for proceeds of $80,342.

For the nine months ended September 30, 2018, on April 11, 2018, the company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares in amount of $337,250 was determined by using the market price of the common stock as at the date of issuance. (note 9, note 10)

For the three months ended September 30, 2018, on September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties in respect of settlement of promissory notes previously issued in amount of $87,000 and $750,000 respectively. See note 6.

During the three months ended September 30, 2017, the Company issued 18,332 shares in the common stock of the Company through the exercise of warrants for gross proceeds of $7,278. For the nine months ended September 30, 2017, the Company issued 538,543 shares in the common stock of the Company thorough the exercise of warrants for gross proceeds of $201,496.

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

Common Share Purchase Warrants

The Company had the following warrants outstanding at September 30, 2018.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2018
	600,000

The Company had the following warrants outstanding at September 30, 2017.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016 (1)	600,000	0.50	October 31, 2018
	600,000

(1) During the three and nine months ended September 30, 2017, the Company amended the expiry date of these warrants, extending them to October 31, 2018, all other terms remain unchanged.

F-22

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9– SHARE-BASED PAYMENTS

For the three and nine months ended September 30, 2018, on April 11, 2018, the company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares in amount of $337,250 was determined by using the market price of the common stock as at the date of issuance. (note 8)

2016 stock option plan

For the three months ended September 30, 2018, the company recognized stock option expenses in amount of 69,957 (September 30, 2017 – $146,253).

For the nine months ended September 30, 2018, the company recognized stock option expenses in amount of 212,570 (June 30, 2017 – $568,785).

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Nine months ended September 30, 2018 ($)	Nine months ended September 30, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	0.50	-	239,078	1.42	1%	54%	Nil	0.23
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	155,377	203,287	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	57,193	78,103	1.50	1%	108%	Nil	5
Warrant amendment	August 31, 2017	October 31, 2018			-	48,317	-	-	-	-	-
					$212,570	568,785

As at September 30, 2018, the Company has the following stock options and deferred stock units:

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)
Options	493,080	*	562,500	562,500	0.50
Fully vested options	210,961	*	187,500	187,500	-
Deferred stock units	304,405	*	272,500	107,319	-
Deferred stock units	798,517	*	917,500	367,164	0.50
Total	1,806,963		1,940,000	1,224,483

* Subsequent to the Company’s discontinuation of the two businesses (note 3) during year 2018, employment and services of certain Directors, Officers, Employees and Consultants were terminated accordingly. Those stock options and deferred option units were expired subsequently to the termination of services.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at September 30, 2018 was Nil after a 100% provision (December 31, 2017 - $$80,000).

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at September 30, 2018 was 361,248 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at September 30, 2018, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $306,812 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 as at September 30, 2018, (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $69,957 (Issuance of shares for service – NIL, stock options expenses - $69,957) was recognized during three months ended September 30, 2018 (September 30, 2017 – stock options expenses - $146,253), for share-based payments expense to directors and officers of the Company.

A total of $549,820 (Issuance of shares for service – 337,250, stock options expenses - $212,570) was recognized during nine months ended September 30, 2018 (September 30, 2017 – stock options and warrant expenses - $568,785), for share-based payments expense to directors and officers of the Company.

As at September 30, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended September 30, 2018 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2017.

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

Nature of Operations (continued)

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

As of September 30, 2018, the Company has incurred recurring losses from operations and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

From the inception of Zoompass Inc. to September 30, 2018 the Company has incurred recurring losses from operations and an accumulated deficit.  The Company may incur an additional operating loss in subsequent period until such time that its additional pipeline of new revenue streams is launched.

Results of operations for the nine months ended September 30, 2018

Revenue and cost of sales

The Company's revenue consisted of various fees associated with its prepaid debit card program, sales from mobility devices as well as sales commissions from the sale of mobility devices. For the three months ended March 31, 2018, the Company discontinued its prepaid card business and mobility solution business operations.

Subsequent to the discontinuation of the prepaid card business and mobility solution business operations as of March 31, 2018, for the six months ended September 30, 2018, the Company has not generated revenue from the two discontinued operations. The difference between reported amounts for three months ended March 31, 2018 and reported amounts for nine months ended September 30, 2018 was a result of the fluctuation of foreign currency exchange rate for three months ended March 31, 2018 and for nine months ended September 30, 2018.

For three months ended September 30, 2018

No revenue generated for the three months ended September 30, 2018.

For nine months ended September 30, 2018

For the nine months ended September 30, 2018, the Company generated gross card revenue of $98,502 and commissions and agent fees of $(26,511). Additionally, the Company recognized revenue from the sale of mobility products of $325,058 and $40,496 from mobility product commission. The Company recorded processing and card fees of $(118,765) and cost of goods sold related to mobility products of $(351,767).

For three months ended September 30, 2017

For the three months ended September 30, 2017, the Company generated gross card revenue of $209,029 and commissions and agent fees of $(31,078), Additionally, the Company recognized revenue from the sale of mobility products of $118,035, mobility product commissions of $2,958 and cost of goods sold of $(109,277). The Company also recognized fees and other revenue of $78,769. The Company recorded processing and card fees of $(175,122).

For nine months ended September 30, 2017

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

General and administrative and other expenses

The Company incurred salaries and full-time consultant expenses of $52,536 (Continuing operation - $49,268; Discontinued operations - $3,268) and $481,748 (Continuing operation - $291,223; Discontinued operations - $190,525) for the three and nine months ended September 30, 2018, respectively. The decrease in Salaries and full-time consultant expenses were largely due to those employees left the company after the Company discontinued its prepaid card business operation for the three months ended March 31, 2018.

The Company incurred salaries and full-time consultant expenses of $385,859 (Continuing operation - $190,613; Discontinued operations - $195,246) and $1,180,919 (Continuing operation - $603,805; Discontinued operations - $577,114) for the three and nine months ended September 30, 2017, respectively.

Rent and occupancy costs were a lower for the third quarter of 2018 compared with the third quarter of 2017.

The share-based payment expense, which is similarly in line with the expense for the same period last year, relates to certain options and deferred stock units that were granted in December 2016 and vested over a period of 36 months from the date of grant as well as the shares issued for services issued for the three months ended June 30, 2018.

There is no depreciation and amortization expense for the three- and nine-months period ended September 30, 2018.

Professional fees are lower primarily due to additional legal costs incurred in 2017 associated with certain corporate matters, legal costs related to the acquisitions of a transportation enablement platform.

Office and sundry expense and other include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs. The expenses related to filing and regulatory costs were lower compared with the expenses incurred for same period in 2017 as less filing fees incurred.

Foreign exchange loss was primarily attributed to the change in exchange rate of Canadian dollar relative to the US dollar.

The company recognized a net loss of $1,772,038 (loss from continuing operations – 1,335,495, loss from discontinued operations -$436,543) or loss from continuing operations per share $0.029 and loss from discontinued operations per share $0.009 (basic-diluted) for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As at September 30, 2018, the Company had $75,178 in cash and cash equivalents compared with $78,370 as at December 31, 2017.

Operations for nine month ended September 30, 2018 and the year ended December 31, 2017, were primarily financed through the issuance of shares in the common stock of the Company, the exercise of warrants and the issuance of promissory notes.

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

Net Cash Used in Operating Activities

During the periods ended September 30, 2018, and 2017, $773,158 and $1,599,715 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and change in non-cash working capital.

Net Cash Provided by Investing Activities

During the period ended September 30, 2018, the Company generated $152,871 from disposal of prepaid card business compared with cash used in purchase of intangibles asset of $45,000 for the period ended September 30, 2017.

Net Cash Provided by Financing Activities

For the period ended September 30, 2018 the Company raised $80,342 from the issuances of common shares, repaid promissory note in amount of $477,402 and issued promissory notes for $837,000 which were converted to shares for three months ended September 30, 2018. In comparison, $1,043,064 were raised from the issuance of common stock for the period ended September 30, 2017. There were no exercise of warrants for nine months ended September 30, 2018 that compared with $201,496 in the same period in 2017.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2018, the Company had $75,178 in cash and cash equivalents (December 31, 2017 - $78,370).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At September 30, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At September 30, 2018, the Company had an allowance for doubtful accounts of $199,250 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the period ended September 30, 2018.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at September 30, 2018 was Nil after a 100% provision (December 31, 2017 - $$80,000).

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at September 30, 2018 was 361,248 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at September 30, 2018, the Company had an amount owing to an entity owned and controlled by the Chief Executive Officer of the Company of $306,812 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the Secretary of the Company of $54,436 as at September 30, 2018, (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $69,957 (Issuance of shares for service – NIL, stock options expenses - $69,957) was recognized during three months ended September 30, 2018 (September 30, 2017 – stock options expenses - $146,253), for share-based payments expense to directors and officers of the Company.

A total of $549,820 (Issuance of shares for service – 337,250, stock options expenses - $212,570) was recognized during nine months ended September 30, 2018 (September 30, 2017 – stock options and warrants expenses - $568,785), for share-based payments expense to directors and officers of the Company.

As at September 30, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended September 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoompass Holdings, Inc.,
Date: November 21, 2019	/s/ Mahmoud Hashem
Mahmoud Hashem Chief Executive Officer (Principal Executive Officer)

