Form 10-K
period 2018-12-31
Zoompass Holdings, Inc.
filed 2019-11-25
CIK 1635748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
416-862-5257 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☒ .

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒ .

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐ No ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of November 15, 2019 was approximately $________.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2018, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Zoompass Holdings, Inc. or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass") that was incorporated under the laws of Ontario on June 8, 2016.   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016.

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

On October 17, 2018, the Company purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

The Company’s director and officer Mahmoud (Moody) Hashem is the principal shareholder of Virtublock. The purchase price of the assets was set using the book, or carrying value, of the assets, which was paid in shares of common stock of the Company.

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

The Company relies on outside consultants, service providers and suppliers

We will rely on the experience of consultants, service providers and suppliers. In the event that one or more of these consultants or terminates its relationship with the Company, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such consultants, service providers and suppliers could be obtained under conditions favorable to us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at #101-155 Gordon Baker Rd., Toronto, Ontario, Canada, M2H 3N5.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018:
Fourth Quarter	$0.12	0.07
Third Quarter	0.09	0.07
Second Quarter	0.16	0.08
First Quarter	0.23	0.14

FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.76	$0.17
Third Quarter	1.00	0.25
Second Quarter	3.75	0.56
First Quarter	1.90	0.71

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as per the OTC Markets.

(2)	The Company shares are currently halted.

Approximate Number of Holders of Our Common Stock

As of November 15, 2019, the Company had 93 active stockholders of record and 108,988,461 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

 Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

During January 2018, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 200,000 non-registered shares of the Company's common stock was issued for proceeds of $40,671.

During April 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 687,500 non-registered shares of the Company's common stock was issued for proceeds of $39,672.

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

On September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties upon settlement of promissory notes.

On October 17, 2018, the Company issued 44,911,724 shares of the common stock in respect of the assets purchase from Virtublock Global Corp.

During the months of November and December, 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 5,450,000 non-registered shares of the Company's common stock was issued for proceeds of $399,483.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2018.

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

Effective August 22, 2016, the Company entered into an Agreement for the Exchange of Stock (the "Agreement") with Zoompass, Inc., an Ontario, Canada corporation ("Zoompass") that was incorporated under the laws of Ontario on June 8, 2016.   Pursuant to the Agreement, the Company agreed to issue 8,050,784 shares of its restricted common stock to Zoompass' shareholders ("Zoompass' shareholders") in exchange for all the shares of Zoompass Inc. owned by the Zoompass Inc.'s Shareholders.  At the Closing Date, Rob Lee, a significant shareholder of the Company agreed to cancel 7,000,000 shares of the Company's common stock, which shares constituted the control shares of the Company.  Other than this one significant shareholder, shareholders of the Company held 2,670,000 shares. As a result of the Agreement, Zoompass is now a wholly owned subsidiary of the Company.  The Company has amended its Articles of Incorporation to change its name to Zoompass Holdings, Inc. and the appropriate forms were filed with FINRA and the SEC to change its name, address and symbol and complete a 3.5-1 forward split, which was consented to by the majority of shareholders on September 7, 2016 and approved in February 2017, for shareholders of record on September 7, 2016.

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

On October 17, 2018, the Company purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

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

For the year ended December 31, 2018, the Company incurred a net loss of $6,236,176 (2017 - $7,298,520).

The Company may incur additional operating losses for the 2019 fiscal year.

Results of operations for the year ended December 31, 2018 and for the period ended December 31, 2017

Revenue and cost of sales

During the year ended December 31, 2018, the Company discontinued its prepaid card business via disposal and its mobility solution business via abandonment. For the year ended December 31, 2018, the Company had gross prepaid card revenue of $97,861 and mobility products revenue of $323,074 and $40,350 from mobility product commissions. Net of commissions and agent fees the Company recognized net revenue of $434,947.

Up to March 31, 2018, The Company's revenue consisted of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform. Additionally, the Company recognized revenue from the sale of mobility products. For the year ended December 31, 2017, the Company had gross prepaid card revenue of $804,074 and mobility products revenue of $643,990. Net of commissions and agent fees the Company recognized net revenue of $1,441,232.

General and administrative and other expenses

For the year ended December 31, 2018, the Company incurred $543,968 (Continued operations - $354,684; Discontinued operations - $189,284) in salaries and full-time consultant costs. For the year ended December 31, 2017, the Company incurred $1,641,354 (Continued operations - $762,225; Discontinued operations - $879,129) in salaries and full-time consultant costs. The decrease was due to the reduction of the Company’s headcount during the year 2018 as a result of the discontinuation of its prepaid card business and mobility solution business.

Share-based payment expense was $863,324 for the year ended December 31, 2018, compared with $717,462 for the year ended December 31, 2017.

Depreciation and amortization expenses were $nil for the year ended December 31, 2018 compared with $54,689 as a result of the sale of its prepaid card business.

For the year ended December 31, 2018 the Company incurred $215,420 in professional fees compared with $550,553 due to a reduction in legal costs during 2018.

Filing fees and regulatory costs were lower for the year ended December 31, 2018 compared with year ended December 31, 2017 as lower fees were incurred as less filing fees incurred.

Net bank fees for the year ended December 31, 2018 were $14,291 compared with $25,663 for the year ended December 31, 2017 as a result of reduced operations during 2018 compared with the year 2017.

For the year ended December 31, 2018, the Company incurred a net loss of $430,271 from discontinued operations compared with a net loss of $4,717,729 for 2017. For the year ended December 31, 2018, the Company incurred a net loss of $5,805,905 from continuing operations compared with a net loss of $2,580,791 for 2017.

For year ended December 31, 2017, the impairment charges related to trademark and goodwill was $3,874,836 which was included in discontinued operations. For year ended December 31, 2018, the impairment provision related to intangible assets and goodwill was $3,458,203 which was included in continuing operations. For year ended December 31, 2018, the provision for doubtful account was 192,305 compared to $41,077 for 2017. Included in the net loss from discontinued operation, the loss on disposal of assets was $13,682.

The loss per share from continuing operations is 0.100 and 0.063 for year ended December 31, 2018 and 2017 respectively. The loss per share from discontinued operations is 0.007 and 0.116 for year ended December 31, 2018 and 2017 respectively.

Liquidity and Capital Resources

As at December 31, 2018, the Company had $36,075 in cash and cash equivalents compared with $78,370 as at December 31, 2017.

Operations for the year ended December 31, 2018 and 2017, were primarily financed through the issuance of shares in the common stock of the Company, the exercise of warrants and the issuance of promissory notes.

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

Net Cash Used in Operating Activities

During the years ended December 31, 2018 and 2017, $1,276,582 and $2,391,623 in cash, respectively, was used for operations.

 Net Cash Provided by Investing Activities

During the year ended December 31, 2018, the Company generated $152,871 from investing activities compared with cash used in investing activities of $45,000 for year ended December 31, 2017.

Net Cash Provided by Financing Activities

For the year ended December 31, 2018 the Company raised $479,826 from the issuances of shares of its common stock. Additionally, the Company repaid promissory note in amount of $477,402 and raised $837,000 via promissory notes which were later converted to shares.

For the year ended December 31, 2017, $1,563,518 was raised from issuance of shares of its common stock and $477,402 through the issuance of a promissory note. Additionally, the Company raised $226,042 through the exercise of warrants.

Commitments

At December 31, 2018, the Company sub-leased office space under a contract which ran to October 31, 2020. The amount due under this contract is as follows:

2019	$14,250
14,250

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2018, the Company had $36,075 in cash and cash equivalents (December 31, 2017 - $78,370).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2018.

	2019	2020 and later
Accounts payable and accrued liabilities	$637,470	$—
	$637,470	$—

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2018, the Company had an allowance for doubtful accounts of $192,305 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the year.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000. These shareholders also serve as directors and officers of the Company. $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017. The amount reflected in prepaids and other current assets as at December 31, 2018 was $Nil after a 100% provision (December 31, 2017 - $$80,000).

During 2018, the Company made advance to two corporations owned by the current Chief Executive Officer in the amount of $201,711 in the normal course of operations. After the impairment assessment, the company made a 100% provision for the advanced amounts.

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at December 31, 2018 was 337,762 (December 31, 2017 - $379,976) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

As at December 31, 2018, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $265,533 (December 31, 2017 - $325,540). The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2018, the Company had an amount owing to an entity owned and controlled by the current Chief Executive Officer of the Company of $14,861 (December 31, 2017 - $Nil). The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at December 31, 2018, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $$54,436 (December 31, 2017 - $54,436). The amount owing relates to services provided by the Secretary and expense reimbursements.

As at December 31, 2018, the Company had an amount owing to the Chief Financial Officer of the Company of $2,932 (December 31, 2017 - $Nil). The amount owing relates to services provided by the Chief Financial Officer.

A total of $863,324 (Issuance of shares for service – 337,250, stock options expenses - $313,504, deferred stock options expenses - $212,570) was recognized during nine months ended September 30, 2018 (September 30, 2017 – stock options and warrant expenses - $717,462), for share-based payments expense to directors and officers of the Company.

As at December 31, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Basis of presentation

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

Basis of consolidation:

The consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly-owned subsidiaries, Zoompass and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

Prepaid cards: The Company’s revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability. Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer. Other revenue represents gains realized on de-recognition of clients' funds payable. The prepaid card business discontinued in March 2018.

Mobility solution: The Company recognizes revenue in products revenue when a customer takes possession of the device. This usually occurs when the customer signs a contract. For mobile devices, customers usually pay within company specified credit term which is within 12 months. The mobility solution operation discontinued in March 2018.

Cryptocurrency platform: The company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the year ended December 31, 2018, has not generated revenue from the Cryptocurrency platform.

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

Segment reporting

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in, all revenues are currently earned in Canada and the Company’s research, development and strategical planning operations are carried out and served as an integral part of the Company’s business. The Company’s reportable segments and operating segments include prepaid card operations, mobility solution operations, cryptocurrency platform operations and research, development and strategical planning operations.

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

Trademark – 7.25 years

Acquired payment platform – 5 years

Intellectual property / Technology – 7.25 years

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

Income taxes

Deferred tax is recognised using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. However, the deferred tax is not recognised if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxes determined using tax rates (and laws) that have been enacted by the reporting date and are expected to apply when the related deferred taxation asset is realised or the deferred taxation liability is settled. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realised simultaneously.

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

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial position and/or results of operations.

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

Financial instruments and risk factors

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2018, the Company had $36,075 in cash and cash equivalents (December 31, 2017 - $78,370).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2018.

	2019	2020 and later
Accounts payable and accrued liabilities	$637,470	$—
	$637,470	$—

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2018, the Company had an allowance for doubtful accounts of $192,305 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the year.

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

On June 19, 2019, our board of directors approved the engagement of SRCO Professional Corporation ("SRCO"), as the Company's new independent registered public accounting firm.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company's assessment, management has concluded that its internal control over financial reporting was ineffective as of December 31, 2018, to provid e reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, and determined that our controls and procedures were ineffective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting as of the end of December 31, 2018, were ineffective due to the following: lack of segregation of duties, due to limited administrative and financial personnel and related resources and as only one of our directors is independent.

Changes In Internal Control Over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Position	Appointed/Elected
Mahmoud Hashem		Director and Chief Executive Officer	September 2018
Manish Grigo		Director and Chief Financial Officer	July 2019

The former officers and directors for the period ended December 31, 2018 were as follows:

Name	Age	Position	Appointed/ Elected	Served till
Rob Lee		Chief Executive Officer and Director	August 2016	September 2018
Steve Roberts		President and Director	August 2016	September 2018
Edward (Ted) Yew		Secretary and Director	August 2016	January 2018
Jon Tondeur		Director	August 2016	September 2018
Brian Morales		Chief Financial Officer	August 2016	December 2017
Mahendra Naik		Director	September 2018	December 2018
Nayeem Saleem Alli		Chief Executive Officer	September 2018	December 2018
Roger Charles Connors		Director	December 2018	October 2019

Each Director serves until the next annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Mr. Hashem Founded Virtublock Global Corp. in July 2018 and has served as the Chief Executive Officer since inception.  Mr. Hashem also founded ZeroWire Group in January 2009 and has served Managing Director since inception.

Mr. Hashem graduated from Ain Shams University in July 1996 with a Bachelor of Engineering - Electronics & Communication Department, Cairo, Egypt.

Mr. Naik has been a director of BitGold Inc. since June 2015.  He was a director of IAMGOLD Corporation from 2000 to 2015, a director of First Global Data Corp. from 2013 to 2015, and a director of Fortune Minerals Limited from 2006 until 2015. Mr. Naik resigned as Director effective December 12, 2018.

Mr. Alli was a founder of First Global Data Corp. in November 2012, and has served as the Chief Financial Officer since inception. Mr. Alli resigned as CEO effective December 12, 2018 and resigned as a Director effective July 19, 2019.

Mr. Lee also appointed (i) Mr. Alli the Chief Executive Officer of the Company, effective as of September 17, 2018, and (ii) Mr. Hashem the Chief Operating Officer, effective as of September 13, 2018, and Manish Grigo the Chief Financial Officer, effective as of September 13, 2018.

Mr. Grigo has spent over ten years as a Technology Analyst with various boutique investment banking firms in Toronto; where he covered a wide range of technology sectors ranging from Gaming, FinTech and Telcos. Since 2017 he has been working as an independent consultant and advising companies on their capital markets strategies. Mr. Hashem on behalf of the board appointed Mr. Grigo as a Director effective July 25, 2019.

Mr. Connors has been the President and Director of Southern Sky Resources Corp. in Toronto, Canada since 2011. Mr. Connors earned a Bachelor of Business Administration from Acadia University in Wolfville, Canada in 1992. Mr. Connors resigned as Director effective October 15, 2019.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2018, there were two Named Executive Officers are set forth below:

Name	Position
Mahmoud Hashem	Director and Chief Executive Officer
Manish Grigo	Director and Chief Financial Officer

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

Elements of Compensation

The executive compensation for the Named Executive Officers) for the period ended December 31, 2018, primarily consisted of base salary or fees, long term incentive equity compensation, , and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries or fees for the Company's Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Generally, the Board believes that executive base salaries or fees should be in-line with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

 Bonuses. Bonuses are intended to compensate the Named Executive Officers for achieving the Company's financial performance and other objectives established by the Board each year. The Board currently does not adopt a formal bonus plan and all bonuses are discretionary.

Long-Term Incentive Equity Compensation. The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Board.

Change-In-Control and Termination Arrangements. The Company is in the process of formalizing Change-In-Control and Termination Arrangements that would be consistent with all officers of the Company.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2017 and 2018, to the Named Executive Officers:

Name	Principal position	Year	Salary or fees	Bonus	Deferred stock Units/ shares(7)	Option awards	Total

Rob Lee(1)	Chief Executive Officer	2018	$137,502	Nil	$103,795	-	$241,297
		2017	$239,734	Nil	$104,494	$38,321	$382,549

Mahmoud Hashem(2)	Chief Executive Officer	2018	$140,489	Nil	Nil	$58,056	$198,745

Nayeem Saleem Alli(3)	Chief Executive Officer	2018	$16,980	Nil	Nil	$58,056	$75,036

Steve Roberts(4)	President	2018	$271,610	Nil	$103,795	-	$375,405
		2017	$183,184	Nil	$104,494	$38,321	$325,999

Brian Morales(5)	Chief Financial Officer	2018	$21,935	Nil	Nil	Nil	$21,935
		2017	$111,768	Nil	$50,381	$21,255	$183,404

Manish Grigo(6)	Chief Financial Officer	2018	$8,196	Nil	Nil	$29,028	$37,224

(1)	Effective August 22, 2016, the assumed an agreement that covers fees paid to a company owned and controlled by Rob Lee. The agreement calls for payment of Cdn$22,000 per month plus the reimbursement of expenses incurred on the Company's behalf. As at December 31, 2016, the fees noted above remain unpaid.
(2)	Mahmoud Hashem joined the Company as COO in September 2018 and in December 2018 was appointed as CEO. Under his consulting agreement Mr. Hashem was compensated Cdn$15,000 per month plus certain travel related expenses as required by his duties as President.
(3)	Nayeem Alli became CEO in September 2018 and resigned effective December 12, 2018.
(4)	Steve Roberts joined the Company as President in September 2016. Under his employment agreement Mr. Roberts was compensated Cdn$10,000 per month plus certain travel related expenses as required by his duties as President. Effective January 2017, this was increased to Cdn$15,000 per month. In September 2018 Mr. Roberts resigned from the Company
(5) (6)

Brian Morales joined as Chief Financial Officer in August 2016.  For 2016, fees were paid to a company owned and controlled by Brian Morales for the time incurred.  Effective January 2017, Mr. Morales earned a salary of Cdn $12,000 per month.

Manish Grigo joined as Chief Financial Officer in September 2018.  For 2018, fees were paid to a company owned and controlled by Manish Grigo for the time incurred. Effective January 2019, Mr. Grigo earned a salary of Cdn $7,000 per month.

(7)

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

Outstanding Equity Awards as of December 31, 2018

Outstanding stock options granted to Named Executive Officers ("NEO's") and Directors as at December 31, 2018 are as follows:

Name	Type of instrument	No. of securities underlying unexercised instrument available	No. of securities underlying unexercised instrument exercisable	Exercise price(1)	Expiration date
Mahmoud Hashem	Stock options	1,500,000	1,500,000	$0.10	December 13, 2023
Mahmoud Hashem	Shares	1,000,000	N/A	N/A
Manish Grigo	Stock options	1,000,000	1,000,000	$0.10	December 13, 2023

_____________

(1)       In US dollars

(2)       No fees were paid to directors during the year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In December 2018, the Company's Board of Directors approved and the majority of shareholders consented to the adoption of an equity based compensation plan.  The total instruments convertible into common stock of the Company cannot exceed 20,000,000 options to purchase shares at any one point in time.  The maximum awards to any one grantee is subject to certain restrictions.

In April 2018, the Company issued 2,500,000 shares in lieu of consulting fees to directors, officers, employees and consultants of the Company.

On December 14, 2018, the Company issued 5,400,000 stock options to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  All of them vest immediately and must be exercised by the recipient.

Security Ownership of Certain Beneficial Owners and Managemen t

The following tables set forth information as of November 15, 2019, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is #110-155 Gordon Baker Rd., Toronto, Ontario, Canada, M2H 3N5.

Title of Class	Name of Beneficial Owner	Office, if any	Amount of shares controlled	Percent of class
Common Stock	Virtublock Global Corp.		44,911,724	41.2%

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

Director Independence

Only Mr. Roger Connors was deemed to be an "independent director", as that term is defined by the listing standards of the national exchanges and SEC rules during the period ended December 31, 2018.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

SRCO Professional Corporation is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the period ended December 31, 2018. MNP LLP, is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the period ended December 31, 2017. The following table shows the fees that we paid or accrued for the audit for the year ended December 31, 2018 and December 31, 2017.

Fee Category	December 31, 2018		December 31, 2017
Audit Fees and quarterly review	C	$84,750	C	$88,894
Audit-Related Fees		$--		$--
Tax Fees		$--		$--
All Other Fees		$--		$--

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2019.

ZOOMPASS HOLDINGS, INC.
November 22, 2019	By: /s/ Manish Grigo
Manish Grigo Chief Financial Officer

FINANCIAL STATEMENTS

36

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zoompass Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoompass Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year ended December 31, 2018 and related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Zoompass Holdings, Inc. for the year ended December 31, 2017 were audited by another auditor whose report dated June 12, 2019, expressed an unqualified opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU 2014 -09, Revenue from Contracts with Customers and the related amendments.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019 Richmond Hill, Ontario, Canada November 15, 2019	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

		December 31,	December 31,
	Note	2018	2017
ASSETS
Current assets
Cash and cash equivalents	8	$36,075	$78,370
Cash held in trust and customer deposits	4	—	—
Accounts receivable (net of allowance for doubtful accounts of $192,305, December 31, 2017 - $41,077)	4	—	—
Prepaid expenses and other current assets	11	7,388	95,014
Assets from discontinued operations	4	—	3,118,297
Total current assets		43,463	3,291,681
Equipment	5	—	—
Intangible assets	6	—	—
Goodwill	6	—	—
Total assets		$43,463	$3,291,681

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	11	$637,470	$670,042
Promissory note	7	—	477,402
Deferred revenue		36,650	—
Client funds	4	—	—
Liabilities from discontinued operations	4	—	2,453,922
Total liabilities		$674,120	$3,601,366

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 105,450,000 shares issued and outstanding (December 31, 2017 - 43,330,776)	1,9	$10,545	$4,332
Additional paid in capital	9,10	26,648,048	21,015,908
Accumulated deficit		(27,538,709)	(21,302,533)
Accumulated other comprehensive income (loss)		249,459	(27,392)
Total stockholders' deficiency		(630,657)	(309,685)
Total liabilities and stockholders' deficiency		$43,463	$3,291,681

Going concern	1
Commitments and contingencies	13
Subsequent events	14

 See accompanying notes to the consolidated financial statements

Signed on behalf of the Board

/s/ “Manish Grigo”	/s/ Mahmoud Hashem

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Note	For the year ended December 31, 2018	For the year ended December 31, 2017

Revenue	2,4	$—	$—

Expenses
Impairment of intangible assets and goodwill	3,6	(3,458,203)	—
Salaries and consultants		(354,684)	(762,225)
Rent and occupancy costs		(56,033)	(160,175)
Share-based payment expense	9, 10,11	(863,324)	(717,462)
Professional fees		(215,420)	(550,553)
Telecommunications		(2,819)	(13,259)
Office and sundry expenses and other		(521,403)	(310,246)
Filing fees and regulatory costs		(18,769)	(34,160)
Foreign exchange loss		(150,018)	(7,048)
Net bank fees		(14,291)	(25,663)
Software development expenses		(150,941)	—
		(5,805,905)	(2,580,791)
Loss before income taxes		(5,805,905)	(2,580,791)
Income taxes expenses		—	—
Net loss from continuing operations		(5,805,905)	(2,580,791)
Net loss from discontinued operations, net of tax	4	(430,271)	(4,717,729)
Net loss		(6,236,176)	(7,298,520)

Other comprehensive income
Foreign exchange translation gain		276,851	80,885
Net loss and comprehensive loss		$(5,959,325)	$(7,217,635)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.100)	(0.063)
Loss from discontinued operations per share		(0.007)	(0.116)
Weighted average number of common shares outstanding - basic and diluted		58,231,258	40,809,271

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2016		39,300,400	$3,929	$18,484,743	$(14,004,013)	$(108,277)	$4,376,382
Exercise of warrants	9	600,203	60	225,982	—	—	226,042
Net loss		—	—	—	(7,298,520)	—	(7,298,520)
Share-based payment expense – stock options and warrants	10,11	—	—	717,462	—	—	717,462
Issuance of shares	9	3,430,173	343	1,587,721	—	—	1,588,064
Foreign currency translation		—	—	—	—	80,885	80,885
December 31, 2017		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)

Issuance of shares for private placement	9	6,337,500	634	479,192	—	—	479,826
Share-based payment expense – Issuance of shares for services	9,10	2,500,000	250	337,000	—	—	337,250
Issuance of shares on acquisition of assets	3,9	44,911,724	4,492	3,453,711	—	—	3,458,203
Share-based payment expense – stock options	10,11	—	—	526,074	—	—	526,074
Issuance of shares upon conversion of debts	7,9	8,370,000	837	836,163	—	—	837,000
Net loss		—	—	—	(6,236,176)	—	(6,236,176)
Foreign currency translation		—	—	—	—	276,851	276,851
December 31, 2018		105,450,000	$10,545	$26,648,048	$(27,538,709)	$249,459	$(630,657)

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Note	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flow from operating activities
Net loss		$(6,236,176)	$(7,298,520)
Net loss from discontinued operations	4	430,271	4,717,729
Non-cash items:
Impairment of intangible assets and goodwill	3,6	3,458,203	—
Share-based payment expense - Issuance of shares for services	9,10,11	337,250	—
Share-based payment expense - stock options and warrants	10,11	526,074	717,462
Foreign exchange loss		150,018	7,048
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		84,181	57,559
Accounts payable and accrued liabilities		(5,187)	543,338
Net cash used in operating activities - continuing operations		(1,255,366)	(1,255,384)
Net cash used in operating activities - discontinued operations		(21,216)	(1,136,239)
Net cash used in operating activities		(1,276,582)	(2,391,623)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	4	152,871	—
Additions to intangibles		—	(45,000)
Net cash used in investing activities – continuing operations		—	—
Net cash provided by (used in) investing activities – discontinued operations		152,871	(45,000)
Net cash provided by (used in) investing activities		152,871	(45,000)

Cash flow from financing activities
Issuance of common stock	9	479,826	1,563,518
Proceeds from (Repayment) of promissory note	7	(477,402)	477,402
Promissory note conversion to shares	7,9	837,000	—
Exercise of warrants	9	—	226,042
Net cash provided by financing activities		839,424	2,266,962

Effect of exchange rate changes on cash		241,992	(174,354)
Decrease increase in cash and cash equivalents		(42,295)	(344,015)
Cash and cash equivalents, beginning of the year		78,370	422,385
Cash and cash equivalents, end of the year		$36,075	$78,370

Supplementary Cash Flow Information
Interest paid		9,670	—
Taxes paid		—	—

See accompanying notes to the consolidated financial statements

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

During the first fiscal quarter of 2018, the Company implemented a plan to abandon the mobility solution operation. The Company has determined that the mobility solution operation represents a component and a reportable segment of the Company. According to the plan of abandonment, the Company gradually ceased accepting any new business during first fiscal quarter of 2018 and settled all the remaining orders and obligations from mobility solution by end of March 2018.

On October 17, 2018, the Company purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On October 17, 2018, pursuant to an asset purchase agreement with Virtublock, certain net assets were acquired by the Company in exchange for shares of the Company.  The net assets primarily consisted of certain technology IP related to cryptocurrency exchange/wallet, certain strategic partnerships and customer contracts. On March 25, 2019, the name of the company was changed from Zoompass Inc. to Virtublock Canada Inc.

During 2018, the Company has incurred recurring losses from operations and as of December 31, 2018 had an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Basis of presentation

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

Certain prior year amounts have been reclassified to conform to the discontinued operations in current year. See note 4.

Basis of consolidation:

The consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly-owned subsidiaries, Zoompass and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

Prepaid cards: The Company’s revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability. Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer. Other revenue represents gains realized on de-recognition of clients' funds payable. The prepaid card business operation discontinued at end of March 2018. (note 4)

Mobility solution: The Company recognizes revenue in products revenue when a customer takes possession of the device. This usually occurs when the customer signs a contract. For mobile devices, customers usually pay within company specified credit term which is within 12 months. The mobility solution business operation discontinued at end of March 2018. (note 4)

Cryptocurrency platform: The company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the year ended December 31, 2018, has not generated revenue from the Cryptocurrency platform.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Disaggregation of revenue, In the following table, revenue is disaggregated by major product line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable and operating segments. Also see note 4.

	Reportable and operating segments
	December 31, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 4)	97,861	—	97,861
Commissions and agent fees (note 4)	(26,338)	—	(26,338)
Mobility products revenue (note 4)	—	323,074	323,074
Fees and other revenue (note 4)	—	—	—
Mobility product commissions (note 4)	—	40,350	40,350
	71,523	363,424	434,947

Timing of revenue recognition
Products transferred at a point in time (note 4)	71,523	363,424	434,947
	71,523	363,424	434,947

	Reportable and operating segments
	December 31, 2017
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 4)	804,074	—	804,074
Commissions and agent fees (note 4)	(101,982)	—	(101,982)
Mobility products revenue (note 4)	—	643,990	643,990
Fees and other revenue (note 4)	79,307	—	79,307
Mobility product commissions (note 4)	—	15,843	15,843
	781,399	659,833	1,441,232

Timing of revenue recognition
Products transferred at a point in time (note 4)	781,399	659,833	1,441,232
	781,399	659,833	1,441,232

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, cash in trust and customer deposits, accounts receivables, net of any allowances for doubtful accounts, accounts payable and accrued liabilities, promissory note and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the statement of operations and comprehensive loss.  Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Segment reporting

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in, all revenues are currently earned in Canada and the Company’s research, development and strategical planning operations are carried out and served as an integral part of the Company’s business. The Company’s reportable segments and operating segments include prepaid card operations, mobility solution operations, cryptocurrency platform operations and research, development and strategical planning operations.

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

Trademark – 7.25 years

Acquired payment platform – 5 years

Intellectual property/Technology – 7.25 years

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

Income taxes

Deferred tax is recognised using the asset and liability method, on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. However, the deferred tax is not recognised if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred taxes determined using tax rates (and laws) that have been enacted by the reporting date and are expected to apply when the related deferred taxation asset is realised or the deferred taxation liability is settled. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realised simultaneously.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial position and/or results of operations.

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

NOTE 3 – ACQUISTIONS OF BUSINESS

On October 16, 2018, the Company entered into an agreement with Virtublock Global Corp (VGC), a corporation incorporated in Ontario Canada, to acquire assets and intellectual property of VGC. Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805.

Pursuant to the agreement, the Company issued 44,911,724 shares of it’s common stock to VGC as purchase consideration.  The fair value of the shares issued was determined to be $3,458,203 based on the market value of the common stock as the date of issuance. The following table sets forth the allocation of the purchase consideration to the fair value of the net assets acquired. The acquired goodwill is primarily related to the value attributed to a company that is expected to experience accelerated growth.

The Company assessed the goodwill and intangible assets assigned as a result of the acquisition for impairment and considered them impaired.

Management tested goodwill and intangibles for impairment and determined them to be impaired. The main cause of the impairment was Company’s inability to secure the required financing and customer contracts in order to operationalize the new acquisition of VirtuBlock Global, Inc. As a result, the carrying amounts of intangibles and goodwill could not be supported.

Impairment of Goodwill and intangible assets:

Management used the Income approach to estimate the value of the Company’s intangible assets based on projections (adjusted for multiple scenarios and weighted probabilities) of future cash flows.

Impairment regarding Goodwill

The fair value of the business unit based on the discounted cash flow analysis and net asset valuations of the reporting unit do not exceed the carrying amount, therefore goodwill was considered impaired.

Impairment regarding Intangibles

The undiscounted (pre-tax) cash flows of the reporting unit using projections do not exceed its’s carrying value, and therefore intangibles were considered impaired.

Consideration
Common shares issued	$3,458,203

Net assets acquired
Customer base (note 6)	$-
Trade name – Virtublock (note 6)	6,600
Intellectual property/ Technology (note 6)	11,200
Non-compete agreements (note 6)	-
Goodwill (note 6)	3,440,403
Total net assets acquired	$3,458,203
Impairment provision for the year (note 6)	(3,458,203)
-

Acquisition of transportation enablement platform

During the year ended December 31, 2017, the Company entered into an agreement to acquire a transportation enablement platform (the "Platform") which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The Platform gives customers an app-based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

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

During 2018, the planned acquisition transaction was cancelled.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 4 – ASSETS AND LIABILITIES FROM DISCONTINUED OPERATIONS

On March 6, 2018, the Company entered into an asset purchase agreement to sell the prepaid card business for total consideration of C$400,000, comprised of C$200,000 upon closing, C$100,000 12 months from the date of closing and the equivalent of C$100,000 in shares. A former Director and Chief Executive Officer was related to an officer of the acquirer of the prepaid card business. The transaction was approved by the Board of Directors. The Company has determined that the prepaid card business represents a component and is a reportable segment of the Company. The transaction completed in March 2018. As of March 31, 2018, the Company received C$200,000 ($152,871).

During the first fiscal quarter of 2018, the Company implemented a plan to abandon the mobility solution operation. The Company has determined that the mobility solution operation represents a component and a reportable segment of the Company. According to the plan of abandonment, the Company gradually ceased accepting any new business during first quarter of 2018 and settled all the remaining orders and obligations from mobility solution by end of March 2018.

The Company determined that the disposal of prepaid card business and abandonment of mobility solution operations represent a strategical shift of the company’s business operations. The prepaid card operation and mobility solution operation were part of the company’s plan of disposal and both met the held-for-sale criteria within a short period of time, therefor, the two operations were accounted for, presented and disclosed as discontinued operations.

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the consolidated balance Sheets is as below:

	December 31,	December 31,
	2018	2017

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$2,351,578
Accounts receivable	—	510,676
Equipment (note 5)	—	41,071
Intangible assets (note 6)	—	214,972
Total assets from discontinued operations	$—	$3,118,297

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	201,125
Client funds	—	2,252,797
Total liabilities from discontinued operations	—	2,453,922

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017

Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (Note 2)	$97,861	$804,074
Commissions and agent fees (Note 2)	(26,338)	(101,982)
Mobility products revenue (Note 2)	323,074	643,990
Fees and other revenue (Note 2)	—	79,307
Mobility product commissions (Note 2)	40,350	15,843
Net revenue	434,947	1,441,232
Processing and card fees	(118,180)	(744,513)
Mobility products cost of goods sold	(351,767)	(564,717)
Gross margin	(35,000)	132,002

Expenses
Impairment goodwill and trademark	—	(3,874,836)
Salaries and consultants	(189,284)	(879,129)
Depreciation and amortization	—	(54,689)
Office and sundry expenses and other	(192,305)	(41,077)
Loss on disposal of assets	(13,682)	—
	(395,271)	(4,849,731)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	$(430,271)	$(4,717,729)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

 NOTE 5 – EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2016	$61,670	$2,333	$64,003
Foreign exchange	4,335	164	4,499
Balance at December 31, 2017	$66,005	$2,497	$68,502
Disposal	(64,207)	(2,429)	(66,636)
Foreign exchange	(1,798)	(68)	(1,866)
Balance at December 31, 2018	$—	$—	$—

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2016	$(9,250)	$(234)	$(9,484)
Depreciation	(16,260)	(434)	(16,694)
Foreign exchange	(1,222)	(31)	(1,253)
Balance at December 31, 2017	$(26,732)	$(699)	$(27,431)
Disposal	26,022	$681	$26,703
Foreign exchange	710	18	728
Balance at December 31, 2018	$—	$—	$—

Balance at December 31, 2017 (note 4)	$39,273	$1,798	$41,071
Balance at December 31, 2018	$—	$—	$—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

 NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	Trademark/	Technology	Customer
Cost	Trade name	platform/ IP	base	Others	Total
Balance at December 31, 2016	$157,544	$201,056	$—	$—	$358,600
Additions	—	25,000	—	—	25,000
Foreign exchange	11,076	13,593	—	—	24,669
Balance at December 31, 2017	$168,620	$239,649	$—	$—	$408,269
Additions (note 3)	6,600	11,200	—	—	17,800
Disposal	(164,145)	(230,626)	—	—	(394,771)
Foreign exchange	(4,475)	(9,023)	—	—	(13,498)
Balance at December 31, 2018	$6,600	$11,200	$—	$—	$17,800

	Trademark/	Technology	Customer
Accumulated Amortization	Trade name	platform/ IP	base	Others	Total
Balance at December 31, 2016	$(10,942)	$(7,783)	$—	$—	$(18,725)
Impairment	(133,927)	—	—	—	(133,927)
Amortization	(22,202)	(15,793)	—	—	(37,995)
Foreign exchange	(1,549)	(1,101)	—	—	(2,650)
Balance at December 31, 2017	$(168,620)	$(24,677)	$—	$—	$(193,297)
Amortization	—	—	—	—	—
Disposal	164,145	23,437	—	—	187,582
Foreign exchange	4,475	1,240	—	—	5,715
Balance at December 31, 2018	$—	$—	$—	$—	$—

Balance at December 31, 2017 (note 4)	$—	$214,972	$—	$—	$214,972
Balance at December 31, 2018 before impairment	$6,600	$11,200	$—	$—	$17,800
Impairment (note 3)	(6,600)	(11,200)	—	—	(17,800)
Balance at December 31, 2018	$—	$—	$—	$—	$—

k
Goodwill	Total
Balance at January 1, 2017	$3,622,388
Impairment	(3,740,909)
Foreign exchange	118,521
Balance at December 31, 2017	—
Acquisition (note 3)	3,440,403
Foreign exchange	—
Impairment (note 3)	(3,440,403)
Balance at December 31, 2018	$—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 7 – PROMISSORY NOTES

On December 5, 2017, the Company entered into a promissory note in the amount of $477,402 (C$588,600) with an arm’s length third party. The note was to be repaid no later than 90 days from the date of issuance with an interest rate of 1.75% per 30-day period. The Promissory note was settled in full in February 2018.

On February 1, 2018, the Company entered into two promissory notes in the aggrege amount of $87,000 with arm’s length third parties. The notes were to be repaid on December 31, 2018 with an interest rate of 4% per annum. The promissory notes were settled on September 10, 2018 by issuance of 870,000 common shares of the company (note 9).

On March 20, 2018, the Company entered into a promissory note in the amount of $750,000 with an arm’s length third party. The note was to be repaid on December 31, 2018 with an interest rate of 4% per annum. The Promissory note was settled on September 10, 2018 by issuance of 7,500,000 common shares of the company (note 9).

 NOTE 8 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2018, the Company had $36,075 in cash and cash equivalents (December 31, 2017 - $78,370).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2018.

	2019	2020 and later
Accounts payable and accrued liabilities	$637,470	$—
	$637,470	$—

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2018, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2018, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2018, the Company had an allowance for doubtful accounts of $192,305 (December 31, 2017 - $41,077) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the year.

Fair values:  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and accrued liabilities, promissory note and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

NOTE 9 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS

Common Stock and Common Share Purchase Warrants

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During January 2018, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 200,000 non-registered shares of the Company's common stock was issued for proceeds of $40,671.

During April 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 687,500 non-registered shares of the Company's common stock was issued for proceeds of $39,672.

On April 11, 2018, the com pany issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value in amount of $337,250 of these shares was determined by using the market price of the common stock as at the date of issuance. (note 10, note 11)

On September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties in respect of settlement of promissory notes. (note 7).

On October 17, 2018, the Company issued 44,911,724 shares of the common stock in respect of the assets purchase from Virtublock Global Corp. (note 3)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

During the months of November and December, 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 5,450,000 non-registered shares of the Company's common stock was issued for proceeds of $399,483.

During the year ended December 31, 2017, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 3,430,173 non-registered shares of the Company's common stock was is sued for proceeds of $1,588,064.

For the year ended December 31, 2017, the Company issued 600,203 shares in the common stock of the Company thorough the exercise of warrants for gross proceeds of $226,042.

Common Share Purchase Warrants

During the year ended December 31, 2017, the Company issued 351,328 warrants. The warrants had an exercise price of C$0.50 per warrant and exercisable into one share in the common stock of the Company. The warrants expired on September 1, 2017.

During the year ended December 31, 2017, on October 27, 2017, the Company issued 332,996 warrants at an exercise price of C$0.50. Each warrant was exercisable into one share of the common stock of the Company and expired on December 31, 2017.

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

All warrants issued by the company have expired and as of December 31, 2018, there are no outstanding warrants.

NOTE 10– SHARE-BASED PAYMENTS

During the year ended December 31, 2018, in April 2018, the Company issued 2,500,000 common shares of the company to certain parties including management. The fair value was determined as $337,250 by using the market price of the common stock as at the date of issuance. (note 9, note 11).

On December 13, 2018, the Board of Directors and stockholders, respectively, approved a Stock Incentive Plan (the "Plan").  Awards granted under the plan are up to a maximum of 20,000,000 which can be issued in the form of an Option, Deferred Stock Unit, Dividend Equivalent Right, Deferred Stock, or other right or benefit under the Plan and can be issued to officers, directors, employees and consultants and any individual awardee would be subject to certain maximum grants under the plan.  Awards granted would be subject to certain conditions, such as vesting, which is determined by the Board of Directors.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

On December 14, 2018, the Company issued 5,400,000 common stock purchase options at an exercise price of C$0.10 to directors, officers, employees and consultants of the Company. These options vested immediately and are exercisable for five years from the grant date. The 5,400,000 stock purchase options were assigned a fair value of $313,504 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 2.00; expected volatility of 108%, based on comparable companies; expected dividend yield – nil; expected life of 5 years.

On August 31, 2017, the Company amended the expiry date of 600,000 warrants, extending them to October 31, 2018, all other terms remained unchanged. These warrants expired on October 31, 2018.

On December 1, 2016, the Company issued 1,480,000 common stock purchase options at an exercise price of C$1.50 to directors, officers, employees and consultants of the Company. 562,500 of these options with a fair value of $493,080 vested immediately and are exercisable for five years from the grant date. 917,500 of the options were exercisable for five years from the grant date at an exercise price of C$1.50 and would vest ratably over a three-year period from the date of grant. Subsequent to the Company’s discontinuation of the two businesses (note 4) during year 2018, employment and services of certain Directors, Officers, Employees and Consultants were terminated, and those stock options vested on December 31, 2016 were expired during year 2018.

On December 1, 2016, the Company issued 460,000 deferred stock units to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  187,500 of those options with a fair value of $210,961 vested immediately and may be exercised by the recipient.  Settlement of the deferred stock unit may be in cash or common stock of the Company at the option of the Company and the remaining 272,500 options would vest ratably over a 36 month period from the grant date. Subsequent to the Company’s discontinuation of the two businesses (note 4) during year 2018, employment and services of certain Directors, Officers, Employees and Consultants were terminated, and those stock options vested on December 31, 2016 were expired during year 2018.

The awards during the year ended December 31, 2018 and 2017, consisted of common stock, stock options and deferred stock units, which were granted to Directors, Officers, Employees and Consultants and is noted in the table below.

The components of share-based payments expense (stock options and warrants) are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Year ended December 31, 2018 ($)	Year ended December 31, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	0.50	-	239,077	1.42	1%	54%	Nil	0.23
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	155,377	243,890	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	57,193	136,241	1.50	1%	108%	Nil	5
Warrant amendment	August 31, 2017	October 31, 2018			-	98,254	-	-	-	-	-
Share issued for services	April 14, 2018	-	2,500,000	N/A	337,250	-	0.14	-	-	-	-
Fully vested option grant	December 14, 2018	December 31, 2023	5,400,000	0.10	313,504	-	0.056	2%	108%	Nil	5
					$863,324	717,462

 For year ended December 31, 2018 the Company had the following stock options and deferred stock units.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)
Options	493,080	*	562,500	562,500	0.50
Fully vested options	210,961	*	187,500	187,500	-
Deferred stock units	304,405	*	272,500	107,319	-
Deferred stock units	798,517	*	917,500	367,164	0.50
Options	313,504	4.96	5,400,000	5,400,000	0.10
Total	2,120,467		7,340,000	6,624,483

 *Subsequent to the Company’s discontinuation of the two businesses (note 4) during year 2018, employment and services of certain Directors, Officers, Employees and Consultants were terminated. Those stock options and deferred option units from 2016 were expired during 2018.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

 NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at December 31, 2018 was $Nil after a 100% provision (December 31, 2017 - $$80,000).

During 2018, the Company made advance to two corporations owned by the current Chief Executive Officer in the amount of $201,711 in the normal course of operations.  After the impairment assessment, the company made a 100% provision for the advanced amounts.

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at December 31, 2018 was $337,762 (December 31, 2017 - $379,976) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at December 31, 2018, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $265,533 (December 31, 2017 - $325,540).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

As at December 31, 2018, the Company had an amount owing to an entity owned and controlled by the current Chief Executive Officer of the Company of $14,861 (December 31, 2017 - $Nil).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at December 31, 2018, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2017 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

As at December 31, 2018, the Company had an amount owing to the Chief Financial Officer of the Company of $2,932 (December 31, 2017 - $Nil).  The amount owing relates to services provided by the Chief Financial Officer.

A total of $863,324 (Issuance of shares for service – 337,250, stock options expenses - $313,504, deferred stock options expenses - $212,570) was recognized during nine months ended September 30, 2018 (September 30, 2017 – stock options and warrant expenses - $717,462), for share-based payments expense to directors and officers of the Company. (note 9, note 10)

As at December 31, 2018 and December 31, 2017, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 12 – INCOME TAXES

A reconciliation of the differences between the statutory Canadian income tax rate and the Company's effective tax rate is as follows:

For the year ended December 31, 2018 and December 31, 2017, the Company's long-term combined effective tax rate was 35%.

	For the year ended December 31, 2018	For the year ended December 31, 2017

Net loss before income taxes	$(6,236,176)	$(7,298,520)

Expected income tax recovery	(2,182,663)	(2,554,482)
Impact of tax rate differences in foreign jurisdictions	783,081	527,069
Tax rate changes and other adjustments	57,356	67,077
Permanent differences	907,896	1,259,889
Change in valuation allowance	434,330	700,447
Total income tax expense	$—	$—

	December 31,	December 31,
	2018	2017
Deferred Tax Items
Net operating loss carryforwards	$166,446	$107,946
Non-capital loss carryforwards - Canada	1,273,674	840,489
Others	(4,694)	52,661
Valuation allowance	(1,435,426)	(1,001,096)
	$—	$—

The Company has $138,001 of net operating loss carryforwards in the US expiring in 2036, $440,437 expiring in 2037 and 214,173 expiring in 2038. The Company has $912,072 non-capital loss carryforwards in Canada expiring in 2036, $2,258,953 expiring in 2037 and $1,634,662 expiring in 2038. As of December 31, 2018 and 2017, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by recurring losses incurred and a determination that it is not more likely than not to realize these assets, therefore a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitment

At December 31, 2018, the Company sub-leased office space under a contract which ran to October 31, 2020.  The amount due under this contract is as follows:

2019	$ 14,250
14,250

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

 NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November15, 2019, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

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

