Form 10-Q
period 2019-03-31
Zoompass Holdings, Inc.
filed 2020-01-21
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer ☐	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 13, 2019
Common stock, $0.0001 par value	108,988,461

1

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at March 31, 2019 and December 31, 2018

(Expressed in US dollars)

		March 31,	December 31,
		2019	2018
	Note	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	8	$7,184	$36,075
Cash held in trust and customer deposits	3	—	—
Accounts receivable (net of allowance for doubtful accounts of $NIL, December 31, 2018 - $192,305)	3	—	—
Prepaid expenses and other current assets	11	8,818	7,388
Assets from discontinued operations	3	—	—
Total current assets		16,002	43,463
Equipment	5	—	—
Intangible assets	6	—	—
Goodwill	6	—	—
Total assets		$16,002	$43,463

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	11	$747,610	$637,470
Promissory note	7	—	—
Deferred revenue		37,455	36,650
Client funds	3	—	—
Liabilities from discontinued operations	3	—	—
Total liabilities		$785,065	$674,120

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 106,450,000 shares issued and outstanding (December 31, 2018 – 105,450,000)	1,9	$10,645	$10,545
Additional paid in capital	9,10	26,824,948	26,648,048
Accumulated deficit		(27,790,500)	(27,538,709)
Accumulated other comprehensive income		185,844	249,459
Total stockholders' deficiency		(769,063)	(630,657)
Total liabilities and stockholders' deficiency		$16,002	$43,463

Going concern	1
Commitments and contingencies	12
Subsequent events	13

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended	For the three months ended
		March 31, 2019	March 31, 2018
	Note	(unaudited)	(unaudited)

Revenue	2, 3	$—	$—

Expenses
Salaries and consultants		(47,062)	(140,003)
Rent and occupancy costs		(2,996)	(40,336)
Share-based payment expense	9,10	(177,000)	(73,417)
Professional fees		(27,468)	(26,661)
Telecommunications		—	(2,889)
Office and sundry expenses and other		(2,420)	(145,716)
Filing fees and regulatory costs		(1,369)	(605)
Business Licenses and Permits		(2,009)	—
Software development expenses		(49,043)	—
Foreign exchange gain		57,959	11,384
Net Bank fees		(383)	(13,732)
		(251,791)	(431,975)
Loss before income taxes		(251,791)	(431,975)
Income taxes expenses		—	—
Net loss from continuing operations		(251,791)	(431,975)
Net loss from discontinued operations, net of tax	3	—	(261,147)
Net loss		$(251,791)	$(693,122)

Other comprehensive income
Foreign exchange translation gain (loss)		(63,615)	119,368
Net loss and comprehensive loss		$(315,406)	$(573,754)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.002)	(0.010)
Loss from discontinued operations per share		—	(0.006)
Weighted average number of common shares outstanding - basic and diluted		106,238,889	43,479,665

 *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
December 31, 2018 (audited)		105,450,000	$10,545	$26,648,048	$(27,538,709)	$249,459	$(630,657)
Share-based payment expense – Issuance of shares for services	9,10	1,000,000	100	176,900	—	—	177,000
Net loss for the period		—	—	—	(251,791)	—	(251,791)
Foreign currency translation		—	—	—	—	(63,615)	(63,615)
March 31, 2019 (unaudited)		106,450,000	$10,645	$26,824,948	$(27,790,500)	$185,844	$(769,063)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2017 (audited)		43,330,776	$4,332	$21,015,908	$(21,302,533)	$(27,392)	$(309,685)
Issuance of shares for private placement	9	200,000	20	40,651	—	—	40,671
Share-based payment expense - stock options	9,10	—	—	73,417	—	—	73,417
Net loss for the period		—	—	—	(693,122)	—	(693,122)
Foreign currency translation		—	—	—	—	119,368	119,368
March 31, 2018 (unaudited)		43,530,776	$4,352	$21,129,976	$(21,995,655)	$91,976	$(769,351)

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

((Expressed in US dollars)

		For the three months ended March 31, 2019	For the three months ended March 31, 2018
	Note	(unaudited)	(unaudited)
Cash flow from operating activities
Net loss		$(251,791)	$(693,122)
Net loss from discontinued operations	3	—	261,147
Non-cash items:
Share-based payment expense	9,10	177,000	73,417
Foreign exchange gain		(57,959)	(11,384)
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		(1,271)	—
Accounts payable and accrued liabilities		85,109	12,684
Net cash used in operating activities - continuing operations		(48,912)	(357,258)
Net cash used in operating activities - discontinued operations		—	(11,352)
Net cash used in operating activities		(48,912)	(368,610)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	—	152,871
Net cash provided by (used) in investing activities – continuing operations		—	—
Net cash provided by (used) in investing activities - discontinued operations		—	152,871
Net cash provided by (used in) investing activities		—	152,871

Cash flow from financing activities
Issuance of common stock	9	—	40,671
Repayment of promissory note	7	—	(477,402)
Issuance of promissory note	7	—	837,000
Net cash provided by financing activities		—	400,269
		—
Effect of exchange rate changes on cash		20,021	227,395
Increase (Decrease) in cash and cash equivalents		(28,891)	411,925
Cash and cash equivalents, beginning of the period		36,075	78,370
Cash and cash equivalents, end of the period		$7,184	$490,295

Supplementary Cash Flow Information
Interest paid		—	9,910
Taxes paid		—	—

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

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016. On October 17, 2018, pursuant to an asset purchase agreement with Virtublock, certain net assets were acquired by the Company in exchange for shares of the Company. The net assets primarily consisted of certain technology IP related to cryptocurrency exchange/wallet, certain strategic partnerships and customer contracts. On March 25, 2019, the name of the Company was changed from Zoompass Inc. to Virtublock Canada Inc. (“VCI”).

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017 and their accompanying notes.

The Interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Basis of consolidation:

The interim condensed consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly owned subsidiaries, VCI and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Translation of foreign currencies

The reporting and functional currency of the Company and Paymobile is the US dollar. The Company has determined that the functional currency of VCI is the Canadian dollar. (references to which are denoted "C$").

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

Translation of VCI assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive income in the statement of changes in stockholders’ deficiency.

Revenue recognition

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

Prepaid cards: The Company’s revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability. Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer. Other revenue represents gains realized on de-recognition of clients' funds payable. At end of March 2018, the Company has discontinued the Prepaid cards business.

Mobility solution: The Company recognizes revenue in products revenue when a customer takes possession of the device. This usually occurs when the customer signs a contract. For mobile devices, customers usually pay within company specified credit term which is within 12 months. At end of March 2018, the Company has discontinued the mobility solution business.

Cryptocurrency platform: The Company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the quarter ended March 31, 2019, has not generated revenue from the Cryptocurrency platform.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Disaggregation of revenue for three months ended March 31, 2018, In the following table, revenue is disaggregated by major product line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable and operating segments. Also see Note 3.

	Reportable and operating segments
	March 31, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	100,292	—	100,292
Commissions and agent fees (note 3)	(26,993)	—	(26,993)
Mobility products revenue (note 3)	—	330,593	330,593
Fees and other revenue (note 3)	—		—
Mobility product commissions (note 3)	—	40,865	40,865
	73,299	371,458	444,757

Timing of revenue recognition
Products transferred at a point in time (note 3)	73,299	371,458	444,757
	73,299	371,458	444,757

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Intangibles

The Company has applied the provisions of ASC topic 350 – Intangibles – goodwill and other, in accounting for its intangible assets. Intangible assets subject to amortization are amortized on a straight-line method on the basis over the useful life of the respective intangibles. The following useful lives are used in the calculation of amortization:

Trademark	7.25 years
Acquired payment platform	5 years
Intellectual property/Technology	7.25 years

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor.

As our current operating lease of office space, at the commencement, has a term of less than 12 months, we elect not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, we elect not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

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

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the consolidated balance Sheets is as below:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$—
Accounts receivable	—	—
Equipment (note 5)	—	—
Intangible assets (note 6)	—	—
Total assets from discontinued operations	$—	$—

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	—
Client funds	—	—
Total liabilities from discontinued operations	$—	$—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	—	100,292
Commissions and agent fees (note 2)	—	(26,993)
Mobility products revenue (note 2)	—	330,593
Fees and other revenue (note 2)	—	—
Mobility product commissions (note 2)	—	40,865
Net revenue	—	444,757
Processing and card fees	—	(120,395)
Mobility products cost of goods sold	—	(351,767)
Gross margin	—	(27,405)

Expenses
Salaries and consultants	—	(187,991)
Office and sundry expenses and other	—	(38,889)
Loss on disposal of assets	—	(6,862)
	—	(233,742)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	—	(261,147)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 – ACQUISTIONS OF BUSINESS

On October 16, 2018, the Company entered into an agreement with Virtublock Global Corp (VGC), a corporation incorporated in Ontario Canada, to acquire assets and intellectual property of VGC. Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805.

Pursuant to the agreement, the Company issued 44,911,724 shares of its common stock to VGC as purchase consideration.  The fair value of the shares issued was determined to be $3,458,203 based on the market value of the common stock as the date of issuance. The following table sets forth the allocation of the purchase consideration to the fair value of the net assets acquired. The acquired goodwill is primarily related to the value attributed to a company that is expected to experience accelerated growth.

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

Consideration
Common shares issued	$3,458,203

Net assets acquired
Customer base	$—
Trade name – Virtublock (note 6)	6,600
Intellectual property / Technology (note 6)	11,200
Non-compete agreements	—
Goodwill (note 6)	3,440,403
Total net assets acquired	$3,458,203
Impairment (note 6)	(3,458,203)
—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2018	$—	$—	$—
Disposal	—	—	—
Foreign exchange	—	—	—
Balance at March 31, 2019 (unaudited)	$—	$—	$—

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2018	$—	$—	$—
Disposal	—	$—	$—
Foreign exchange	—	—	—
Balance at March 31, 2019 (unaudited)	$—	$—	$—

Balance at December 31, 2018 (note 3)	$—	$—	$—
Balance at March 31, 2019 (unaudited)	$—	$—	$—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 6 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2018	$6,600	$11,200	$17,800
Additions	—	—	—
Disposal	—	—	—
Foreign exchange	—	—	—
Balance at March 31, 2019 (unaudited)	$6,600	$11,200	$17,800

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2018	$—	$—	$—
Amortization	—	—	—
Disposal	—	—	—
Foreign exchange	—	—	—
Balance at March 31, 2019 (unaudited)	$—	$—	$—

Balance at December 31, 2018 before impairment	$6,600	$11,200	$17,800
Impairment (note 4)	(6,600)	(11,200)	(17,800)
Balance at December 31, 2018 (audited)	$—	$—	$—
Balance at March 31, 2019 before impairment	$6,600	$11,200	$17,800
Impairment (note 4)	(6,600)	(11,200)	(17,800)
Balance at March 31, 2019 (unaudited)	$—	$—	$—

Goodwill	Total
$
Balance at January 1, 2018	—
Acquisition (note 4)	3,440,403
Impairment	(3,440,403)
Foreign exchange	—
Balance at December 31, 2018	—
Acquisition	—
Foreign exchange	—
Balance at March 31, 2019 (unaudited)	—

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

On February 1, 2018, the Company entered into two promissory notes in the aggrege amount of $87,000 with arm’s length third parties. The notes were to be repaid on December 31, 2018 with an interest rate of 4% per annum. The promissory notes were settled on September 10, 2018 by issuance of 870,000 common shares of the Company.

On March 20, 2018, the Company entered into a promissory note in the amount of $750,000 with an arm’s length third party. The note was to be repaid on December 31, 2018 with an interest rate of 4% per annum. The Promissory note was settled on September 10, 2018 by issuance of 7,500,000 common shares of the company.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2019, the Company had $7,184 in cash and cash equivalents (December 31, 2018 - $36,075).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents. At March 31, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

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

NOTE 9 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

On January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

During the January 2018, the Company completed private placement for the sale of non-registered shares of the Company's common stock. As a result of these private placements 200,000 non-registered shares of the Company's common stock was issued for proceeds of $40,671.

Common Share Purchase Warrants

The Company had no warrants outstanding at March 31, 2019.

The Company had the following warrants outstanding at March 31, 2018.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2018
	600,000

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10 – SHARE-BASED PAYMENTS

On January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance.

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

Subsequent to the Company’s discontinuation of the two businesses operations (note 3) for the three months ended March 31, 2018, Empowerment and services of certain Directors, Officers, Employees and Consultants were terminated. Those stock options and deferred option units granted and issued in prior years were expired subsequent to the termination of employment and services.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at March 31, 2019 was $NIL (December 31, 2018 - $NIL after a 100% provision).

During 2018, the Company made advance to two corporations owned by the current Chief Executive Officer in the amount of $201,711 in the normal course of operations.  After the impairment assessment, the Company made a 100% provision for the advanced amounts.

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at March 31, 2019 was 447,746 (December 31, 2018 - $337,762) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at March 31, 2019, the Company had an amount owing to entities owned and controlled by the current Chief Executive Officer of the Company of $124,781 (December 31, 2018 - $14,861).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at March 31, 2019, the Company had an amount owing to the Chief Financial Officer of the Company of $2,996 (December 31, 2018 - $2,932).  The amount owing relates to services provided by the Chief Financial Officer.

As at March 31, 2019, the Company had an amount owing to an entity owned and controlled by the then Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the then Secretary of the Company of $54,436 as at March 31, 2019, (December 31, 2018 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $NIL was recognized during the period ended March 31, 2019 (March 31, 2018 - $73,417), for share-based payments expense (stock option expenses) to directors and officers of the Company.

As at March 31, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

 NOTE 13 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to January 21, 2021, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

·	Projected operating or financial results, including anticipated cash flows used in operations
·	Expectations regarding capital expenditures; and
·	Assumptions relating to our liquidity position, including our ability to obtain additional financing, if required.
·	Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:
·	The loss of key management personnel on whom the Company depends;
·	Our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing if required.
·	Our expectations with respect to our acquisition activity.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended March 31, 2019 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the year ended December 31, 2018.

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

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016. On October 17, 2018, pursuant to an asset purchase agreement with Virtublock, certain net assets were acquired by the Company in exchange for shares of the Company. The net assets primarily consisted of certain technology IP related to cryptocurrency exchange/wallet, certain strategic partnerships and customer contracts. On March 25, 2019, the name of the company was changed from Zoompass Inc. to Virtublock Canada Inc. (“VCI”).

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

Significant Accounting Policies and Estimates

The significant accounting policies and estimates have been disclosed in the note 2 of the interim condensed consolidated interim financial statements.

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

Results of operations for the three months ended March 31, 2019

Revenue and cost of sales

The Company's revenue in prior period consisted of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform. Additionally, the Company also recognized revenue from the sale of mobility products. Company did not recognize any revenue during the period while the net revenue of $444,757 was recognized during the period ended March 31, 2018. No revenue was recognized in first quarter of 2019 since mobility and prepaid card business were discontinued in 2018 and the company did not start generating revenue from the new line of business.

General and administrative and other expenses

Salaries and consultant expenses were lower in the three months ended March 31, 2019 because the number of employees during the period ended March 31, 2018 were significantly higher. During the period ended March 31, 2018, the company’s operations were significantly different from its operations in the 2019.

Rent and occupancy costs of $2,996 during the quarter compared with $40,336 in the same period last year. The decrease was due to certain enhanced security features the Company implemented at its corporate office in 2018.

The share-based payment expense was $177,000 compared with $73,417 in the same period last year. During the period the company issued 1,000,000 shares to an arm’s length third party as compensation for services.

There is no depreciation and amortization expense for the period ended March 31, 2019 and March 31, 2018.

Professional fees include audit fee and in line with the amount for the prior period.

Office and sundry expense include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.  The decrease is primarily attributed to change in the nature of operations and lower operating expenses.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs. Small spending in filings were made during the period ended March 31, 2019 when compared to 2018.

The Company recognized a net loss of $251,791 (loss from continuing operations – $251,791, loss from discontinued operations -$NIL) or loss from continuing operations per share $0.002 for the three months ended March 31, 2019.

The Company recognized a net loss of $693,122 (loss from continuing operations – 431,975, loss from discontinued operations

-$261,147) or loss from continuing operations per share $0.010 and loss from discontinued operations per share $0.006 (basic-diluted) for the three months ended March 31, 2018.

Liquidity and Capital Resources

As at March 31, 2019, the Company had $7,184 in cash and cash equivalents compared with $36,072 as at December 31, 2018.

Operations for three month ended March 31, 2018 were primarily financed through the issuance of shares in the common stock of the Company.

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

Net Cash Used in Operating Activities

During the periods ended March 31, 2019, and 2018, $48,912 and $368,610 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and change in non-cash working capital.

Net Cash Provided by Investing Activities

During the period ended March 31, 2018, the Company generated $152,871 from disposal of prepaid card business. No cash was generated during the period ended March 31, 2019.

Net Cash Provided by Financing Activities

For the period ended March 31, 2019 the Company did not raise cash from the issuances of common shares. For the period ended March 31, 2018 the Company raised $400,269 from the issuance of share and promissory notes.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2019, the Company had $7,184 in cash and cash equivalents (December 31, 2018 - $36,075).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents. At March 31, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

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

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at March 31, 2019 was $NIL (December 31, 2018 - $NIL after a 100% provision).

During 2018, the Company made advance to two corporations owned by the current Chief Executive Officer in the amount of $201,711 in the normal course of operations.  After the impairment assessment, the Company made a 100% provision for the advanced amounts.

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at March 31, 2019 was 447,746 (December 31, 2018 - $337,762) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at March 31, 2019, the Company had an amount owing to entities owned and controlled by the current Chief Executive Officer of the Company of $124,781 (December 31, 2018 - $14,861).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at March 31, 2019, the Company had an amount owing to the Chief Financial Officer of the Company of $2,996 (December 31, 2018 - $2,932).  The amount owing relates to services provided by the Chief Financial Officer.

As at March 31, 2019, the Company had an amount owing to an entity owned and controlled by the then Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the then Secretary of the Company of $54,436 as at March 31, 2019, (December 31, 2018 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

A total of $NIL was recognized during the period ended March 31, 2019 (March 31, 2018 - $73,417), for share-based payments expense (stock option expenses) to directors and officers of the Company.

As at March 31, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, we elect not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

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

No repurchases of our common stock were made during our three-month ended March 31, 2019.

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

Zoompass Holdings, Inc.,
Date: January 21, 2020	/s/ Steven Roberts
Steven Roberts Chief Executive Officer (Principal Executive Officer)

