Form 10-Q
period 2019-06-30
Zoompass Holdings, Inc.
filed 2020-01-21
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 13, 2020
Common stock, $0.0001 par value	108,988,461

1

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at June 30, 2019 and December 31, 2018

(Expressed in US dollars)

		June 30,	December 31,
		2019	2018
	Note	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	8	$27,481	$36,075
Cash held in trust and customer deposits	3	—	—
Accounts receivable (net of allowance for doubtful accounts of $NIL, December 31, 2018 - $192,305)	3	—	—
Prepaid expenses and other current assets		16,050	7,388
Assets from discontinued operations	3	—	—
Total current assets		43,531	43,463
Equipment	5	—	—
Intangible assets	6	—	—
Goodwill	6	—	—
Total assets		$43,531	$43,463

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	11	$778,321	$637,470
Promissory note	7	—	—
Deferred revenue		38,094	36,650
Client funds	3	—	—
Liabilities from discontinued operations	3	—	—
Total liabilities		$816,415	$674,120

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 107,988,461 shares issued and outstanding (December 31, 2018 – 105,450,000)	1,9	$10,799	$10,545
Shares to be issued	9	15,385	—
Additional paid in capital	9,10	26,978,640	26,648,048
Accumulated deficit		(27,907,597)	(27,538,709)
Accumulated other comprehensive income		129,889	249,459
Total stockholders' deficiency		(772,884)	(630,657)
Total liabilities and stockholders' deficiency		$43,531	$43,463

Going concern	1
Commitments and contingencies	12
Subsequent events	13

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended	For the six months ended	For the three months ended	For the six months ended
		June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	2,3	$—	$—	$—	$—

Expenses
Salaries and consultants		(70,822)	(117,884)	(101,952)	(241,955)
Rent and occupancy costs		(2,976)	(5,972)	—	(39,918)
Share-based payment expense	9,10	(50,000)	(227,000)	(406,446)	(479,863)
Professional fees		(34,167)	(61,635)	(55,713)	(82,374)
Telecommunications		—	—	—	(2,859)
Office and sundry expenses and other		(2,942)	(5,362)	(31,964)	(178,128)
Filing fees and regulatory costs		(1,030)	(2,399)	(15,498)	(16,103)
Business Licenses and Permits		—	(2,003)
Software development expenses		(1,721)	(50,764)
Foreign exchange gain (loss)		46,834	104,787	(78,647)	(67,263)
Net Bank fees		(273)	(656)	(499)	(14,231)
		(117,097)	(368,888)	(690,719)	(1,122,694)
Loss before income taxes		(117,097)	(368,888)	(690,719)	(1,122,694)
Income taxes expenses		—	—	—	—
Net loss from continuing operations		(117,097)	(368,888)	(690,719)	(1,122,694)
Net loss from discontinued operations, net of tax	3	—	—	(13,880)	(275,027)
Net loss		$(117,097)	$(368,888)	$(704,599)	$(1,397,721)

Other comprehensive income
Foreign exchange translation gain		(55,955)	(119,570)	40,543	159,911
Net loss and comprehensive loss		$(173,052)	$(488,458)	$(664,056)	$(1,237,810)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.001)	(0.003)	(0.015)	(0.025)
Loss from discontinued operations per share		—	—	(0.000)	(0.006)
Weighted average number of common shares outstanding - basic and diluted		107,359,129	106,802,104	46,293,004	44,909,367

 *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Shares to be issued		Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$		$	$	$	$	$
March 31, 2019 (unaudited)		106,450,000	10,645	—	—	26,824,948	(27,790,500)	185,844	(769,063)
Issuance of shares for private placement	8	1,038,461	104	181,818	15,385	103,742	—	—	119,231
Share-based payment expense - Issuance of shares for services	8,9,10	500,000	50	—	—	49,950	—	—	50,000
Net loss for the period		—	—	—	—	—	(117,097)	—	(117,097)
Foreign currency translation		—	—	—	—	—	—	(55,955)	(55,955)
June 30, 2019 (unaudited)		107,988,461	10,799	181,818	15,385	26,978,640	(27,907,597)	129,889	(772,884)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$	$	$	$	$
March 31, 2018 (unaudited)		43,530,776	4,352	21,129,976	(21,995,655)	91,976	(769,351)
Issuance of shares for private placement	9	687,500	69	39,602	—	—	39,671
Share-based payment expense - Issuance of shares for services	9,10	2,500,000	250	337,000	—	—	337,250
Share-based payment expense - stock options	9,10	—	—	69,196	—	—	69,196
Net loss for the period		—	—		(704,599)	—	(704,599)
Foreign currency translation		—	—			40,543	40,543
June 30, 2018 (unaudited)		46,718,276	4,671	21,575,774	(22,700,254)	132,519	(987,290)

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Shares to be issued		Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$		$	$	$	$	$
December 31, 2018 (audited)		105,450,000	10,545	—	—	26,648,048	(27,538,709)	249,459	(630,657)
Issuance of shares for private placement	8	1,038,461	104	181,818	15,385	103,742	—	—	119,231
Share-based payment expense - Issuance of shares for services	8,9,10	1,500,000	150	—	—	226,850	—	—	227,000
Net loss for the period		—	—	—	—		(368,888)	—	(368,888)
Foreign currency translation		—	—	—	—			(119,570)	(119,570)
June 30, 2019 (unaudited)		107,988,461	10,799	181,818	15,385	26,978,640	(27,907,597)	129,889	(772,884)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
			$	$	$	$	$
December 31, 2017 (audited)		43,330,776	4,332	21,015,908	(21,302,533)	(27,392)	(309,685)
Issuance of shares for private placement	9	887,500	89	80,253	—	—	80,342
Share-based payment expense - Issuance of shares for services	9,10	2,500,000	250	337,000	—	—	337,250
Share-based payment expense - stock options	9,10	—	—	142,613	—	—	142,613
Net loss for the period		—	—		(1,397,721)	—	(1,397,721)
Foreign currency translation		—	—			159,911	159,911
June 30, 2018 (unaudited)		46,718,276	4,671	21,575,774	(22,700,254)	132,519	(987,290)

  *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

((Unaudited, Expressed in US dollars)

		For the six months ended June 30, 2019	For the six months ended June 30, 2018
	Note	(unaudited)	(unaudited)
Cash flow from operating activities
Net loss		$(368,888)	$(1,397,721)
Net loss from discontinued operations	3	—	275,027
Non-cash items:
Share-based payment expense - Issuance of shares for services	9,10	227,000	337,250
Share-based payment expense - stock options and warrants	9,10	—	142,613
Foreign exchange (gain) loss		(104,787)	67,263
Changes in non-cash operating assets and liabilities		—
Prepaids and other current assets		(8,238)	(3,851)
Accounts payable and accrued liabilities		126,403	(58,247)
Net cash used in operating activities - continuing operations		(128,510)	(637,666)
Net cash used in operating activities - discontinued operations		—	(24,035)
Net cash used in operating activities		(128,510)	(661,701)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	—	152,871
Net cash provided by (used) in investing activities - continuing operations		—	—
Net cash provided by investing activities - discontinued operations		—	152,871
Net cash provided by (used in) investing activities		—	152,871

Cash flow from financing activities
Issuance of common stock	9	119,231	80,342
Repayment of promissory note	7	—	(477,402)
Issuance of promissory note	7	—	837,000
Net cash provided by financing activities		119,231	439,940

Effect of exchange rate changes on cash		685	177,219
Increase (Decrease) in cash and cash equivalents		(8,594)	108,329
Cash and cash equivalents, beginning of the period		36,075	78,370
Cash and cash equivalents, end of the period		$27,481	$186,699

Supplementary Cash Flow Information
Interest paid		—	9,807
Taxes paid		—	—

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

Cryptocurrency platform: The Company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the quarter ended June 30, 2019, has not generated revenue from the Cryptocurrency platform.

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

Disaggregation of revenue for six months ended June 30, 2018, In the following table, revenue is disaggregated by major product line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable and operating segments. Also see Note 3.

	Reportable and operating segments
	June 30, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 3)	99,251	—	99,251
Commissions and agent fees (note 3)	(26,712)	—	(26,712)
Mobility products revenue (note 3)	—	327,374	327,374
Fees and other revenue (note 3)	—	—	—
Mobility product commissions (note 3)	40,644	—	40,644
	113,183	327,374	440,557

Timing of revenue recognition
Products transferred at a point in time (note 3)	113,183	327,374	440,557
	113,183	327,374	440,557

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

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Intangibles

The Company has applied the provisions of ASC topic 350 – Intangibles – goodwill and other, in accounting for its intangible assets. Intangible assets subject to amortization are amortized on a straight-line method on the basis over the useful life of the respective intangibles. The following useful lives are used in the calculation of amortization:

·	Trademark – 7.25 years
·	Acquired payment platform – 5 years
·	Intellectual property/Technology – 7.25 years

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

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the consolidated balance Sheets is as below:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$—
Accounts receivable	—	—
Equipment (note 5)	—	—
Intangible assets (note 6)	—	—
Total assets of from discontinued operations	$—	$—

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	—
Client funds	—	—
Total liabilities from discontinued operations	—	—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
	(unaudited)	(unaudited)
	$	$
Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	—	99,251
Commissions and agent fees (note 2)	—	(26,712)
Mobility products revenue (note 2)	—	327,374
Fees and other revenue (note 2)	—	—
Mobility product commissions (note 2)	—	40,644
Net revenue	—	440,557
Processing and card fees	—	(119,447)
Mobility products cost of goods sold	—	(351,767)
Gross margin	—	(30,657)

Expenses
Salaries and consultants	—	(187,257)
Office and sundry expenses and other	—	(38,889)
Loss on disposal of assets	—	(18,224)
	—	(244,370)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	—	(275,027)

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
—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2018	$-	$-	$-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at June 30, 2019 (unaudited)	$-	$-	$-

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2018	$-	$-	$-
Disposal	-	$-	$-
Foreign exchange	-	-	-
Balance at June 30, 2019 (unaudited)	$-	$-	$-

Balance at December 31, 2018 (note 3)	$-	$-	$-
Balance at June 30, 2019 (unaudited)	$-	$-	$-

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 6 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2018	$6,600	$11,200	$17,800
Additions	-	-	-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at June 30, 2019 (unaudited)	$6,600	$11,200	$17,800

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2018	$-	$-	$-
Amortization	-	-	-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at June 30, 2019 (unaudited)	$-	$-	$-

Balance at December 31, 2018 before impairment	$6,600	$11,200	$17,800
Impairment (note 4)	(6,600)	(11,200)	(17,800)
Balance at December 31, 2018 (audited)	$-	$-	$-
Balance at June 30, 2019 before impairment	$6,600	$11,200	$17,800
Impairment (note 4)	(6,600)	(11,200)	(17,800)
Balance at June 30, 2019 (unaudited)	$-	$-	$-

Goodwill	Total
$
Balance at January 1, 2018	-
Acquisition (note 4)	3,440,403
Impairment	(3,440,403)
Foreign exchange	-
Balance at December 31, 2018	-
Acquisition	-
Foreign exchange	-
Balance at June 30, 2019 (unaudited)	-

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At June 30, 2019, the Company had $27,841 in cash and cash equivalents (December 31, 2018 - $36,075).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents. At June 30, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9 – COMMON STOCK AND WARRANTS

Common Stock and shares to be issued

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

For the three months ended June 30, 2019, on April 20, 2019, the Company issued 500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

For the three months ended June 30, 2019, in April 2019, the Company received $15,385 (C$20,000) subscription fund from an investor and issued 181,818 non-registered shares of the Company's common stock in July 2019.

For the three months ended June 30, 2019, in May 2019, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 1,038,461 non-registered shares of the Company's common stock was issued for proceeds of $103,846 (C$135,000).

For the six months ended June 30, 2019, on January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

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

Common Share Purchase Warrants

The Company had no warrants outstanding at June 30, 2019.

The Company had the following warrants outstanding at June 30, 2018.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2018
	600,000

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10 – SHARE-BASED PAYMENTS

For the three months ended June 30, 2019, on April 20, 2019, the Company issued 500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $50,000, was determined by using the market price of the common stock as at the date of issuance.

For the six months ended June 30, 2019, on January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance.

For the three and six months ended June 30, 2018, on April 11, 2018, the Company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the Company as compensation for services rendered, and on April 14, 2018, the Company issued 1,000,000 shares of the common stock to a current officer of the Company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares in amount of $337,250 was determined by using the market price of the common stock as at the date of issuance. (note 9, note 11)

2016 stock option plan

For the three months ended June 30, 2018, the Company recognized stock option expenses in amount of 69,196 (June 30, 2017 – $330,584).

For the six months ended June 30, 2018, the Company recognized stock option expenses in amount of 142,613 (June 30, 2017 – $422,532).

The components of share-based payments expense (options and warrants) are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Six months ended June 30, 2018 ($)	Six months ended June 30, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	0.50	-	239,078	1.42	1%	54%	Nil	0.23
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	104,191	132,821	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	38,422	50,633	1.50	1%	108%	Nil	5
					$142,613	422,532

 As at June 30, 2018, the Company had the following stock options and deferred stock units.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)
Options	493,080	3.42	562,500	562,500	0.50
Fully vested options	210,961	3.42	187,500	187,500	-
Deferred stock units	304,405	3.42	272,500	93,255	-
Deferred stock units	798,517	3.42	917,500	317,940	0.50
Total	1,806,963		1,940,000	1,161,195

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at June 30, 2019 was $NIL (December 31, 2018 - $NIL after a 100% provision).

During 2018, the Company made advance to two corporations owned by the current Chief Executive Officer in the amount of $201,711 in the normal course of operations.  After the impairment assessment, the Company made a 100% provision for the advanced amounts.

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at June 30, 2019 was 463,130 (December 31, 2018 - $337,762) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at June 30, 2019, the Company had an amount owing to entities owned and controlled by the current Chief Executive Officer of the Company of $143,161 (December 31, 2018 - $14,861).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at June 30, 2019, the Company had an amount owing to the Chief Financial Officer of the Company of $NIL (December 31, 2018 - $2,932).  The amount owing relates to services provided by the Chief Financial Officer.

As at June 30, 2019, the Company had an amount owing to an entity owned and controlled by the then Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the then Secretary of the Company of $54,436 as at June 30, 2019, (December 31, 2018 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

$NIL was recognized during three months ended June 30, 2019 (June 30, 2018: Issuance of shares for service – 337,250, stock options expenses - $69,196, totaling $406,446), for share-based payments expense to directors and officers of the Company.

$NIL was recognized during six months ended June 30, 2019 (June 30, 2018: Issuance of shares for service – 337,250, stock options expenses - $142,613, totaling $479,863), for share-based payments expense to directors and officers of the Company.

As at June 30, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

 NOTE 13 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up toJanuary 21, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended June 30, 2018 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2017.

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

Results of operations for the six months ended June 30, 2018

Revenue and cost of sales

The Company's revenue in prior period consisted of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform. Additionally, the Company also recognized revenue from the sale of mobility products. Net revenue of $440,557 was recognized during the period ended June 30, 2018. The did not recognize significant amount of revenue for the period ended June 30, 2019 since mobility and prepaid card business were discontinued in 2018 and the Ccompany did not start generating revenue from the new line of business.

General and administrative and other expenses

Salaries and consultant expenses were lower in the six months ended June 30, 2019 because the number of employees during the period ended June 30, 2018 were significantly higher. During the period ended June 30, 2018, the Company’s operations were significantly different from its operations in the 2019.

Rent and occupancy costs of 5,972 during the period were lower than $39,918 for the same period in 2018. The decrease was due to certain enhanced security features the Company implemented at its corporate office in 2018.

The share-based payment expense in 2018 related to certain options and deferred stock units that were granted in December 2016 and vests over a period of 36 months from the date of grant. The share-based payment expense in 2019 pertains to the shares issued to an arm’s length third party as compensation for services provided.

There is no depreciation and amortization expense for the period ended June 30, 2019 and June 30, 2018.

Professional fees include audit fee and in line with the amount for the prior period.

Office and sundry expense include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.  The decrease is primarily attributed to change in the nature of operations and lower operating expenses.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs. Small spending in filings were made during the period ended June 30, 2019 when compared to 2018.

Foreign exchange gain was primarily attributed to change in exchange rate of the Canadian dollar relative to the US dollar.

The Company recognized a net loss of $368,888 (loss from continuing operations – 368,888, loss from discontinued operations

-$NIL) or loss from continuing operations per share $0.003 (basic-diluted) for the six months ended June 30, 2019.

The Company recognized a net loss of $1,397,721 (loss from continuing operations – 1,122,694, loss from discontinued operations -$275,027) or loss from continuing operations per share $0.025 and loss from discontinued operations per share $0.006 (basic-diluted) for the six months ended June 30, 2018.

Liquidity and Capital Resources

As at June 30, 2019, the Company had $27,481 in cash and cash equivalents compared with $36,075 as at December 31, 2018.

Operations for six month ended June 30, 2019 and the year ended December 31, 2018, were primarily financed through the issuance of shares in the common stock of the Company and the issuance of a promissory note.

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

Net Cash Used in Operating Activities

During the periods ended June 30, 2019, and 2018, $128,510 and $661,701 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and change in non-cash working capital.

Net Cash Provided by Investing Activities

During the period ended June 30, 2018, the Company generated $152,871 from disposal of prepaid card business. In comparison, no case was generated or used in investing activities during period ended June 30, 2019.

Net Cash Provided by Financing Activities

For the period ended June 30, 2019 the Company raised $119,231 from the issuances of common shares including proceeds from shares to be issued. In comparison, $837,000 and 80,342 were raised from the issuance of promissory note and common stock for the period ended June 30, 2018. In addition, the Company repaid promissory note of $477,402 during the period ended June 30, 2018.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At June 30, 2019, the Company had $27,841 in cash and cash equivalents (December 31, 2018 - $36,075).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents. At June 30, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

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

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000.  These shareholders also serve as directors and officers of the Company.  $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017.  The amount reflected in prepaids and other current assets as at June 30, 2019 was $NIL (December 31, 2018 - $NIL after a 100% provision).

During 2018, the Company made advance to two corporations owned by the current Chief Executive Officer in the amount of $201,711 in the normal course of operations.  After the impairment assessment, the company made a 100% provision for the advanced amounts.

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at June 30, 2019 was 463,130 (December 31, 2018 - $337,762) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at June 30, 2019, the Company had an amount owing to entities owned and controlled by the current Chief Executive Officer of the Company of $143,161 (December 31, 2018 - $14,861).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at June 30, 2019, the Company had an amount owing to the Chief Financial Officer of the Company of $NIL (December 31, 2018 - $2,932).  The amount owing relates to services provided by the Chief Financial Officer.

As at June 30, 2019, the Company had an amount owing to an entity owned and controlled by the then Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the then Secretary of the Company of $54,436 as at June 30, 2019, (December 31, 2018 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

$NIL was recognized during three months ended June 30, 2019 (June 30, 2018: Issuance of shares for service – 337,250, stock options expenses - $69,196, totaling $406,446), for share-based payments expense to directors and officers of the Company.

$NIL was recognized during six months ended June 30, 2019 (June 30, 2018: Issuance of shares for service – 337,250, stock options expenses - $142,613, totaling $479,863), for share-based payments expense to directors and officers of the Company.

As at June 30, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended June 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No repurchases of our common stock were made during our six-month ended June 30, 2019.

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

