Form 10-Q
period 2019-09-30
Zoompass Holdings, Inc.
filed 2020-01-22
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

1

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at September 30, 2019 and December 31, 2018

(Expressed in US dollars)

		September 30,	December 31,
		2019	2018
	Note	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	8	$20,886	$36,075
Cash held in trust and customer deposits	3	—	—
Accounts receivable (net of allowance for doubtful accounts of $NIL, December 31, 2018 - $192,305)	3	—	—
Prepaid expenses and other current assets		21,325	7,388
Assets from discontinued operations	3	—	—
Total current assets		42,211	43,463
Equipment	5	—	—
Intangible assets	6	—	—
Goodwill	6	—	—
Total assets		$42,211	$43,463

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	11	$927,461	$637,470
Promissory note	7	—	—
Deferred revenue		37,757	36,650
Client funds	3	—	—
Liabilities from discontinued operations	3	—	—
Total liabilities		$965,218	$674,120

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 108,988,461 shares issued and outstanding (December 31, 2018 – 105,450,000)	1,9	$10,899	$10,545
Additional paid in capital	9,10	27,070,848	26,648,048
Accumulated deficit		(28,163,723)	(27,538,709)
Accumulated other comprehensive income		158,969	249,459
Total stockholders' deficiency		(923,007)	(630,657)
Total liabilities and stockholders' deficiency		$42,211	$43,463

Going concern	1
Commitments and contingencies	12
Subsequent events	13

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

		For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
		September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	2,3	$—	$—	$—	$—

Expenses
Salaries and consultants		(138,982)	(256,866)	(49,268)	(291,223)
Rent and occupancy costs		(6,683)	(12,655)	(14,734)	(54,652)
Share-based payment expense	9,10	—	(227,000)	(69,957)	(549,820)
Professional fees		(26,353)	(87,988)	(11,836)	(94,210)
Telecommunications		(666)	(666)	—	(2,838)
Office and sundry expenses and other		(30,462)	(35,824)	(97,446)	(275,595)
Filing fees and regulatory costs		—	(2,406)	(732)	(16,835)
Business Licenses and Permits		(799)	(2,802)	—	—
Software development expenses		(28,246)	(79,010)	(10,582)	(10,582)
Foreign exchange gain (loss)		(23,395)	81,399	41,701	(25,562)
Net Bank fees		(540)	(1,196)	53	(14,178)
		(256,126)	(625,014)	(212,801)	(1,335,495)
Loss before income taxes		(256,126)	(625,014)	(212,801)	(1,335,495)
Income taxes expenses		—	—	—	—
Net loss from continuing operations		(256,126)	(625,014)	(212,801)	(1,335,495)
Net loss from discontinued operations, net of tax	3	—	—	(161,516)	(436,543)
Net loss		$(256,126)	$(625,014)	$(374,317)	$(1,772,038)

Other comprehensive income
Foreign exchange translation gain (loss)		29,081	(90,490)	(62,896)	97,015
Net loss and comprehensive loss		$(227,045)	$(715,504)	$(437,213)	$(1,675,023)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.002)	(0.006)	(0.004)	(0.029)
Loss from discontinued operations per share		—	—	(0.003)	(0.009)
Weighted average number of common shares outstanding - basic and diluted		108,692,762	107,441,828	48,608,276	46,162,809

 *See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Shares to be issued		Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$		$	$	$	$	$
June 30, 2019 (unaudited)		107,988,461	10,799	181,818	15,385	26,978,640	(27,907,597)	129,889	(772,884)
Issuance of shares for private placement	9	1,000,000	100	(181,818)	(15,385)	92,208	—	—	76,923
Net loss for the period		—	—	—	—		(256,126)	—	(256,126)
Foreign currency translation		—	—	—	—	—	—	29,080	29,080
September 30, 2019 (unaudited)		108,988,461	10,899	—	—	27,070,848	(28,163,723)	158,969	(923,007)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$	$	$	$	$
June 30, 2018 (unaudited)		46,718,276	4,671	21,575,774	(22,700,254)	132,519	$(987,290)
Issuance of shares for private placement	9	—	—	—	—	—	—
Issuance of shares for services	9,10	—	—	—	—	—	—
Share-based payment expense - stock options	10,11	—	—	69,957	—	—	69,957
Issuance of shares upon conversion of debts	7,9	8,370,000	837	836,163	—	—	837,000
Net loss for the period		—	—		(374,317)	—	(374,317)
Foreign currency translation		—	—	—		(62,896)	(62,896)
September 30, 2018 (unaudited)		55,088,276	5,508	22,481,894	(23,074,571)	69,623	$(517,546)

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in US dollars)

		Common stock
	Note	Number of Shares	Amount	Shares to be issued		Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$		$	$	$	$	$
December 31, 2018 (audited)		105,450,000	10,545	—	—	26,648,048	(27,538,709)	249,459	(630,657)
Issuance of shares for private placement	9	2,038,461	204	—	—	195,950	—	—	196,154
Share-based payment expense - Issuance of shares for services	9,10,11	1,500,000	150	—	—	226,850	—	—	227,000
Net loss for the period		—	—	—	—	—	(625,014)	—	(625,014)
Foreign currency translation		—	—	—	—	—	—	(90,490)	(90,490)
September 30, 2019 (unaudited)		108,988,461	10,899	—	—	27,070,848	(28,163,723)	158,969	(923,007)

		Common stock
	Note	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
			$	$	$	$	$
December 31, 2017 (audited)		43,330,776	4,332	21,015,908	(21,302,533)	(27,392)	$(309,685)
Issuance of shares for private placement	9	887,500	89	80,253	—	—	80,342
Share-based payment expense - Issuance of shares for services	9,10,11	2,500,000	250	337,000	—	—	337,250
Share-based payment expense - stock options	10,11	—	—	212,570	—	—	212,570
Issuance of shares upon conversion of debts	7,9	8,370,000	837	836,163	—	—	837,000
Net loss for the period		—	—	—	(1,772,038)	—	(1,772,038)
Foreign currency translation		—	—	—	—	97,015	97,015
September 30, 2018 (unaudited)		55,088,276	5,508	22,481,894	(23,074,571)	69,623	$(517,546)

*See accompanying notes to interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

((Unaudited, Expressed in US dollars)

		For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
	Note	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss		$(625,014)	$(1,772,038)
Net loss from discontinued operations	3	—	436,543
Non-cash items:
Share-based payment expense - Issuance of shares for services	9,10	227,000	337,250
Share-based payment expense - stock options and warrants	10,11	—	212,570
Foreign exchange (gain) loss		(81,399)	25,562
Changes in non-cash operating assets and liabilities		—
Prepaids and other current assets		(13,659)	88,372
Accounts payable and accrued liabilities		279,394	(76,612)
Net cash used in operating activities - continuing operations		(213,678)	(748,353)
Net cash used in operating activities - discontinued operations		—	(24,805)
Net cash used in operating activities		(213,678)	(773,158)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	3	—	152,871
Net cash used in investing activities - continuing operations		—	—
Net cash provided by (used in) investing activities - discontinued operations		—	152,871
Net cash provided by (used in) investing activities		—	152,871

Cash flow from financing activities
Issuance of common stock	9	196,154	80,342
Promissory note converted into shares	7	—	837,000
Repayment of promissory note	7	—	(477,402)
Net cash provided by financing activities		196,154	439,940

Effect of exchange rate changes on cash		2,335	177,155
Decrease in cash and cash equivalents		(15,189)	(3,192)
Cash and cash equivalents, beginning of the period		36,075	78,370
Cash and cash equivalents, end of the period		$20,886	$75,178

Supplementary Cash Flow Information
Interest paid		—	9,551
Taxes paid		—	—

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

Cryptocurrency platform: The company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the quarter ended September 30, 2019, has not generated revenue from the Cryptocurrency platform.

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

Disaggregation of revenue for nine months ended September 30, 2018, In the following table, revenue is disaggregated by major product line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable and operating segments. Also see Note 3.

	Reportable and operating segments
	September 30, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 2)	98,502	—	98,502
Commissions and agent fees (note 2)	(26,511)	—	(26,511)
Mobility products revenue (note 2)	—	325,058	325,058
Fees and other revenue (note 2)	—	—	—
Mobility product commissions (note 2)	—	40,486	40,486
	71,991	365,544	437,535

Timing of revenue recognition
Products transferred at a point in time (note 2)	71,991	365,544	437,535
	71,991	365,544	437,535

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

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the consolidated balance Sheets is as below:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$—
Accounts receivable	—	—
Equipment (note 5)	—	—
Intangible assets (note 6)	—	—
Total assets of the from discontinued operations	$—	$—

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	—
Client funds	—	—
Total liabilities from discontinued operations	—	—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)

A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
	$	$
Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (note 2)	—	98,502
Commissions and agent fees (note 2)	—	(26,511)
Mobility products revenue (note 2)	—	325,058
Fees and other revenue (note 2)	—	—
Mobility product commissions (note 2)	—	40,486
Net revenue	—	437,535
Processing and card fees	—	(118,765)
Mobility products cost of goods sold	—	(351,767)
Gross margin	—	(32,997)

Expenses
Impairment goodwill and trademark	—	—
Salaries and consultants	—	(190,525)
Rent and occupancy costs	—	—
Depreciation and amortization	—	—
Office and sundry expenses and other	—	(199,250)
Loss on disposal of assets	—	(13,771)
	—	(403,546)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	—	(436,543)

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
—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 - EQUIPMENT

Cost	Computer equipment	Furniture	Total
Balance at December 31, 2018	$-	$-	$-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at September 30, 2019 (unaudited)	$-	$-	$-

Accumulated depreciation	Computer equipment	Furniture	Total
Balance at December 31, 2018	$-	$-	$-
Disposal	-	$-	$-
Foreign exchange	-	-	-
Balance at September 30, 2019 (unaudited)	$-	$-	$-

Balance at December 31, 2018 (note 3)	$-	$-	$-
Balance at September 30, 2019 (unaudited)	$-	$-	$-

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 6 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2018	$6,600	$11,200	$17,800
Additions	-	-	-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at September 30, 2019 (unaudited)	$6,600	$11,200	$17,800

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2018	$-	$-	$-
Amortization	-	-	-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at September 30, 2019 (unaudited)	$-	$-	$-

Balance at December 31, 2018 before impairment	$6,600	$11,200	$17,800
Impairment (note 4)	(6,600)	(11,200)	(17,800)
Balance at December 31, 2018 (audited)	$-	$-	$-
Balance at September 30, 2019 before impairment	$6,600	$11,200	$17,800
Impairment (note 4)	(6,600)	(11,200)	(17,800)
Balance at September 30, 2019 (unaudited)	$-	$-	$-

Goodwill	Total
$
Balance at January 1, 2018	-
Acquisition (note 4)	3,440,403
Impairment	(3,440,403)
Foreign exchange	-
Balance at December 31, 2018	-
Acquisition	-
Foreign exchange	-
Balance at September 30, 2019 (unaudited)	-

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

On February 1, 2018, the Company entered into two promissory notes in the aggrege amount of $87,000 with arm’s length third parties. The notes were to be repaid on December 31, 2018 with an interest rate of 4% per annum. The promissory notes were settled on September 10, 2018 by issuance of 870,000 common shares of the Company. (note 9)

On March 20, 2018, the Company entered into a promissory note in the amount of $750,000 with an arm’s length third party. The note was to be repaid on December 31, 2018 with an interest rate of 4% per annum. The Promissory note was settled on September 10, 2018 by issuance of 7,500,000 common shares of the Company. (note 9)

NOTE 8 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2019, the Company had $20,886 in cash and cash equivalents (December 2018 - $36,075).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents. At September 30, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the period ended September 30, 2019.

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

For the three months ended September 30, 2019, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 1,000,000 non-registered shares of the Company's common stock was issued for proceeds of $76,923 (C$35,000 and $50,000). The 181,818 non-registered shares of the Company's common stock that was classified as shares to be issued for quarter ended June 30, 2018 was included in the 1,000,000 non-registered shares of the Company's common stock.

For the nine months ended September 30, 2019, the Company issued 1500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

For the nine months ended September 30, 2019, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 2,038,461 non-registered shares of the Company's common stock was issued for proceeds of $196,154.

For the three months ended September 30, 2018, on September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties in respect of settlement of promissory notes previously issued in amount of $87,000 and $750,000 respectively. See note 7.

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

Common Share Purchase Warrants

The Company had no warrants outstanding at September 30, 2019.

The Company had the following warrants outstanding at September 30, 2018.

Grant date	Warrants	Weighted Average Exercise Price (C$)	Expiry
November 23, 2016	600,000	0.50	October 31, 2018
	600,000

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10– SHARE-BASED PAYMENTS

 For the nine months ended September 30, 2019, on January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance.

For the nine months ended September 30, 2019, on April 20, 2019, the Company issued 500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $50,000, was determined by using the market price of the common stock as at the date of issuance.

For the three and nine months ended June 30, 2018, on April 11, 2018, the Company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the Company as compensation for services rendered, and on April 14, 2018, the Company issued 1,000,000 shares of the common stock to a current officer of the Company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value of these shares in amount of $337,250 was determined by using the market price of the common stock as at the date of issuance. (note 9, note 11)

2016 stock option plan

For the three months ended September 30, 2018, the Company recognized stock option expenses in amount of 69,957 (September 30, 2017 – $146,253).

For the nine months ended September 30, 2018, the Company recognized stock option expenses in amount of 212,570 (June 30, 2017 – $568,785)

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Nine months ended September 30, 2018 ($)	Six months ended June 30, 2017 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Warrant issuance	June 8, 2017	September 1, 2017	351,328	0.50	-	239,078	1.42	1%	54%	Nil	0.23
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50	155,377	132,821	1.50	1%	108%	Nil	5
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A	57,193	50,633	1.50	1%	108%	Nil	5
Warrants amendment	August 31, 2017	October 31, 2018			-	48,317
					$212,570	568,785

  As at September 30, 2018, the Company had the following stock options and deferred stock units.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)
Options	493,080	*	562,500	562,500	0.50
Fully vested options	210,961	*	187,500	187,500	-
Deferred stock units	304,405	*	272,500	107,319	-
Deferred stock units	798,517	*	917,500	367,164	0.50
Total	1,806,963		1,940,000	1,224,483

Subsequent to the Company’s discontinuation of the two businesses (note 3) during year 2018, services of certain Directors, Officers, Employees and Consultants were terminated accordingly. Those stock options and deferred option units were expired subsequently to the termination of services.

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

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at September 30, 2019 was 572,096 (December 31, 2018 - $337,762) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at September 30, 2019, the Company had an amount owing to entities owned and controlled by the current Chief Executive Officer of the Company of $250,617 (December 31, 2018 - $14,861).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at September 30, 2019, the Company had an amount owing to the Chief Financial Officer of the Company of $1,510 (December 31, 2018 - $2,932).  The amount owing relates to services provided by the Chief Financial Officer.

As at September 30, 2019, the Company had an amount owing to an entity owned and controlled by the then Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the then Secretary of the Company of $54,436 as at September 30, (December 31, 2018 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

$NIL was recognized during three months ended September 30, 2019 (September 30, 2018: Issuance of shares for service – NIL, stock options expenses - $69,957, totaling $69,957), for share-based payments expense to directors and officers of the Company.

$NIL was recognized during six months ended September 30, 2019 (September 30, 2018: Issuance of shares for service – 337,250, stock options expenses - $212,570, totaling $549,820), for share-based payments expense to directors and officers of the Company.

As at September 30, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

None.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated interim financial statements and related notes for the period ended September 30, 2019 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the period ended December 31, 2018.

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

Results of operations for the nine months ended September 30, 2019

Revenue and cost of sales

The Company's revenue in prior period consisted of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform. Additionally, the Company also recognized revenue from the sale of mobility products. Net revenue of $ 437,535 was recognized during the period ended September 30, 2018. The Company did not recognize significant amount of revenue for the period ended September 30, 2019 since mobility and prepaid card business were discontinued in 2018 and the company did not start generating revenue from the new line of business.

General and administrative and other expenses

Salaries and consultant expenses were lower in the nine months ended September 30, 2019 because the number of employees and consultants during the period ended September 30, 2018 were higher. During the period ended September 30, 2018, the Company’s operations were significantly different from its operations in the 2019.

Rent and occupancy costs of $12,655 during the period were lower than the same period in 2018. The decrease was due to certain enhanced security features the Company implemented at its corporate office in 2018.

The share-based payment expense in 2019 pertains to the shares issued to an arm’s length third party as compensation for services provided. Share-based payment expense in 2018 related to certain options and deferred stock units that were granted in December 2016 and vests over a period of 36 months from the date of grant.

There is no depreciation and amortization expense for the period ended September 2019 and 2018.

Professional fees pertain to audit and accounting fees are largely in line with expenses for 2018.

Office and sundry expense include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.  The decrease is primarily attributed to change in the nature of operations and lower operating expenses.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs. Small spending in filings were made during the period ended September 30, 2019 when compared to 2018.

Foreign exchange change was primarily attributed to the change in exchange rate of Canadian dollar relative to the US dollar.

The Company recognized a net loss of $625,014 (loss from continuing operations – $625,014, loss from discontinued operations -$NIL) or loss from continuing operations per share $0.006 for the nine months ended September 30, 2019.

The Company recognized a net loss of $1,772,038 (loss from continuing operations – 1,335,495, loss from discontinued operations -$436,543) or loss from continuing operations per share $0.029 and loss from discontinued operations per share $0.009 (basic-diluted) for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As at September 30, 2019, the Company had $20,886 in cash and cash equivalents compared with $36,075 as at December 31, 2018.

Operations for nine month ended September 30, 2019 and the year ended December 31, 2018, were primarily financed through the issuance of shares in the common stock of the Company and the issuance of a promissory note.

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

Net Cash Used in Operating Activities

During the periods ended September 30, 2018, and 2018, $213,678 and $773,158 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and a negative change in non-cash working capital. The cash used in operations was primarily the result of net loss and change in working capital for period ended September 30, 2019 and September 30, 2018.

Net Cash Provided by Investing Activities

During the period ended September 30, 2019, the Company did not generate or use cash in investing activities. During the period ended September 30, 2018 the Company generated $152,871 cash from sale of prepaid card business.

Net Cash Provided by Financing Activities

For the period ended September 30, 2018 the Company raised $196,154 from the issuances of common shares. In comparison, $80,342 were raised from the issuance of common stock for the period ended September 30, 2018. In addition, $837,000 and were generated and $477,402 were used from promissory notes.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At September 30, 2019, the Company had $20,886 in cash and cash equivalents (December 2018 - $36,075).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at September 30, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents. At September 30, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk as the promissory note have been settled during the period ended September 30, 2019.

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

The total amount owing to the directors and officers of the Company and corporations controlled by the directors and officers, in relation to the services they provide to the Company in their capacity as Officers and service provider at September 30, 2019 was 572,096 (December 31, 2018 - $337,762) which includes expense reimbursements.  This amount is reflected in accounts payable and is further described below.

As at September 30, 2019, the Company had an amount owing to entities owned and controlled by the current Chief Executive Officer of the Company of $250,617 (December 31, 2018 - $14,861).  The amount owing relates to services provided by the Chief Executive Officers and expense reimbursements.

As at September 30, 2019, the Company had an amount owing to the Chief Financial Officer of the Company of $1,510 (December 31, 2018 - $2,932).  The amount owing relates to services provided by the Chief Financial Officer.

As at September 30, 2019, the Company had an amount owing to an entity owned and controlled by then the Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533).  The amount owing relates to services provided by the Chief Executive Officer and expense reimbursements.

The Company had an amount owing to an entity owned and controlled by the then Secretary of the Company of $54,436 as at September 30, (December 31, 2018 - $54,436).  The amount owing relates to services provided by the Secretary and expense reimbursements.

$NIL was recognized during three months ended September 30, 2019 (September 30, 2018: Issuance of shares for service – NIL, stock options expenses - $69,957, totaling $69,957), for share-based payments expense to directors and officers of the Company.

$NIL was recognized during six months ended September 30, 2019 (September 30, 2018: Issuance of shares for service – 337,250, stock options expenses - $212,570, totaling $549,820), for share-based payments expense to directors and officers of the Company.

As at September 30, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

During the period ended September 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No repurchases of our common stock were made during our nine-month ended September 30, 2019.

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

Zoompass Holdings, Inc.,
Date: January 20, 2020	/s/ Steven Roberts
Steven Roberts Chief Executive Officer (Principal Executive Officer)

