Form 10-K
period 2019-12-31
Zoompass Holdings, Inc.
filed 2020-04-09
CIK 1635748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ZOOMPASS HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 333-20399

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2455 Cawthra Rd, Unit 75 Mississauga, Ontario Canada, L5A3P1
(Address of principal executive offices, including Zip Code)
416-862-5257 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☒.

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates April 9, 2020 was approximately $________.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 9, 2020
Common stock, $0.0001 par value	73,101,349

ZOOMPASS HOLDINGS, INC.

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk`	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	27
Item 9A.	Controls and Procedures	28
Item 9B.	Other Information	29

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
Item 14.	Principal Accounting Fees and Services	36

PART IV

Item 15.	Exhibits, Financial Statement Schedules	27

SIGNATURES		43

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2019, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Zoompass Holdings, Inc. or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

On October 17, 2018, the Company reached an Asset Purchase Agreement and purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

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

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisting of a transfer of $4,492 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding, will be reflected in the consolidated financial statements for the first quarter ended March 31, 2020.

The Company has incurred recurring losses from operations and as of December 31, 2019 had a net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $151,515.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock will be issued for gross proceeds of $15,000.

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing in the future to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Issuance of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

Beginning in March 2020, the Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity in fiscal year 2020.

The Company is actively seeking opportunities to enter into partnership or acquire third parties with existing revenue streams. The company is well positioned to achieve this objective and will continue to pursue such opportunities going forward.

The Company will remain a Fintech company and continue to develop and acquire software platforms and services to sell to customers globally with a focus on leading edge technologies and software as a service.

ITEM 1A. RISK FACTORS

Global Economic Conditions

The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries have been impacted by these market conditions. Market events and conditions, including volatility in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede the Company's access to capital or increase the cost of capital and may adversely affect the Company's operations. The Company is also exposed to liquidity risks in meeting its operating and capital expenditure requirements in instances where the Company's cash position is unable to be maintained or appropriate financing is unavailable. These factors may impact the Company's ability to obtain capital on terms favourable to it or at all. Increased market volatility may impact the Company's operations which could adversely affect the trading price of the Common Shares.

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

The Company has a limited operating history and, accordingly, has a limited operating history on which to base an evaluation of our business. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets which involve technology. The in-development operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate. Unanticipated delays, expenses and other problems such as setbacks in launch and development, product sourcing manufacturing, and market acceptance are frequently encountered in establishing a new business such as the Company`s. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Regulatory Risk

Although the Company follows certain laws and regulations and receives the requisite approvals to operate in the lines of business it currently or intends to operate in there is no guarantee that these laws, regulations and approvals will not be challenged or impugned. Further changing regulatory regimes may subject the Company to new laws and regulations.  Changes in the regulatory environment the Company operates in can have a material adverse effect on operations.

Demand for our products and services may not develop as expected our projected revenues and profits will be affected.

Future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and the purchase and consumption of our products and services.  The Company believes, and our growth expectations assume, that the markets for our suite of products and services will continue to grow, that the Company will increase its penetration of these markets and that our anticipated revenue from selling into this market will continue to increase. If the Company's expectations as to the size of these markets and its ability to sell our products and services in this market are not correct, our revenue may not materialize, and our business will be harmed.

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

Factors that may cause our operating results to fluctuate include:

●	our ability to arrange potential financing or generate operating cash flows;
●	our ability to acquire products to resell to our customers;
●	changes in federal, state and local government;
●	availability and costs of labor and equipment;
●	the addition of new customers or the loss of existing customers;
●	our ability to control costs, including operating expenses;
●	changes in the mix of our products and services;
●	the length of our sales cycle;
●	the productivity and growth of our sales force;
●	the timing of opening of new offices or making other significant investments in the growth of our business, as the revenue we hope to generate from those expenses often lags several quarters behind those expenses:
●	changes in pricing by us or our competitors;
●	costs related to the acquisition and integration of companies or assets;
●	general economic trends, including changes in geopolitical events such as war or incidents of terrorism; and
●	future accounting pronouncements and changes in accounting policies.

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

We rely on strategic relationships to promote our products

The Company relies on strategic partnerships with outside companies and individuals to promote and supply certain of our products and services, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through with certain service providers who we feel could assist us with our promotion strategies. Our dependence raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

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

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

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

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen, and investors may lose all of their investment in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 2455 Cawthra Rd, Unit 75, Mississauga, ON L5A3P1, Canada.

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

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint.  Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey.  The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018.  On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice.  Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.  On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 27, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit. On March 12, 2020, the United States Court of Appeal for the Third Circuit dismissed the Third appeal.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019:
Fourth Quarter	$0.13	0.05	4
Third Quarter	0.15	0.05	8
Second Quarter	0.13	0.05
First Quarter	0.205	0.10

FISCAL YEAR ENDED DECEMBER 31, 2018:
Fourth Quarter	$0.12	0.07
Third Quarter	0.09	0.07
Second Quarter	0.16	0.08
First Quarter	0.23	0.14

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as per the OTC Markets.

(2)	The Company shares are currently halted.

Approximate Number of Holders of Our Common Stock

As of April 9, 2020, the Company had 104 active stockholders of record and 73,101,349 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

During the months of November and December 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 5,450,000 non-registered shares of the Company's common stock was issued for proceeds of $399,483.

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

In December 2019, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 757,575 non-registered shares of the Company's common stock was issued for proceeds of $39,041.

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received in December 31, 2019.

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $151,515.

In January 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

In March 2020, the company issued 1,160,000 shares of the common stock to as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock will be issued for gross proceeds of $15,000.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2019.

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

On October 17, 2018, the Company reached an Asset Purchase Agreement and purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

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

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisting of a transfer of $4,492 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding, will be reflected in the consolidated financial statements for the first quarter ended March 31, 2020.

The Company is actively seeking opportunities to enter into partnership or acquire third parties with existing revenue streams. The company is well positioned to achieve this objective and will continue to pursue such opportunities going forward.

The Company will remain a Fintech company and continue to develop and acquire software platforms and services to sell to customers globally with a focus on leading edge technologies and software as a service.

The Company has incurred recurring losses from operations and as of December 31, 2019 had a net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $151,515.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock will be issued for gross proceeds of $15,000.

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

For the year ended December 31, 2019, the Company incurred a net loss of $615,256 (2018 - $ 6,236,176).

The Company may incur additional operating losses for the 2020 fiscal year.

Beginning in March 2020, the Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity in fiscal year 2020.

Results of operations for the year ended December 31, 2019 and for the period ended December 31, 2018

Revenue and cost of sales

During the year ended December 31, 2019, the Company has not generated revenue and incurred no cost of sales.

During the year ended December 31, 2018, the Company discontinued its prepaid card business via disposal and its mobility solution business via abandonment. For the year ended December 31, 2018, the Company had gross prepaid card revenue of $97,861 and mobility products revenue of $323,074 and $40,350 from mobility product commissions. Net of commissions and agent fees the Company recognized net revenue of $434,947. The cost of sales was $469,947 for year ended December 31, 2018.

Up to March 31, 2018, The Company's revenue consisted of various fees associated with the legacy prepaid debit card program that was acquired as part of the acquisition of the payment platform. Additionally, the Company recognized revenue from the sale of mobility products.

General and administrative and other expenses

For the year ended December 31, 2019, the Company incurred $266,433 (Continued operations - $266,433; Discontinued operations - $NIL) in salaries and consultant costs. For the year ended December 31, 2018, the Company incurred $354,684 (Continued operations - $354,684; Discontinued operations - $NIL) in salaries and consultant costs. The decrease was due to the reduction of the Company’s headcount during the year 2019 as a result of the discontinuation of its prepaid card business and mobility solution business.

Share-based payment expense was $227,000 for the year ended December 31, 2019, compared with $863,324 for the year ended December 31, 2018. The decrease was due to decreased level of activity in 2019 and issuance of stock options and shares as compensation when compared with December 2018.

Depreciation and amortization expenses were $NIL for the year ended December 31, 2019 compared with $NIL for the year ended December 31, 2018, as a result of the sale of its prepaid card business.

For the year ended December 31, 2019 the Company incurred $168,429 in professional fees compared with $215,420 due to a reduction in legal costs during 2019.

Filing fees and regulatory costs were $4,892 for the year ended December 31, 2019 compared with $18,769 year ended December 31, 2018.

Net bank fees for the year ended December 31, 2019 were $1,323 compared with $14,291 for the year ended December 31, 2018 as a result of reduced operations during 2019 compared with the year 2018.

For the year ended December 31, 2019, the Company incurred a net loss of $Nil from discontinued operations compared with a net loss of $430,271 for 2018. For the year ended December 31, 2019, the Company incurred a net loss of $615,256 from continuing operations compared with a net loss of $5,805,905 for 2018.

For year ended December 31, 2018, the impairment provision related to intangible assets and goodwill was $3,458,203 which was included in continuing operations. For year ended December 31, 2019, the recovery of doubtful account was 163,872 compared to allowance of $192,305 for 2018. In 2018, included in the net loss from discontinued operation, the loss on disposal of assets was $13,682.

The loss per share from continuing operations is 0.006 and 0.100 for year ended December 31, 2019 and 2018 respectively. The loss per share from discontinued operations is 0.000 and 0.007 for year ended December 31, 2019 and 2018 respectively.

Liquidity and Capital Resources

As at December 31, 2019, the Company had $21,477 in cash and cash equivalents compared with $36,075 as at December 31, 2018.

Operations for the year ended December 31, 2019 were primarily financed through the issuance of shares in the common stock of the Company and advances from related party corporations. Operations for the year ended December 2018 were primarily financed through the issuance of shares in the common stock of the Company, and the issuance of promissory notes.

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

Net Cash Used in Operating Activities

During the years ended December 31, 2019 and 2018, $538,609 and $1,276,582 in cash, respectively, was used for operations.

Net Cash Provided by Investing Activities

During the year ended December 31, 2019, the Company generated $nil from investing activities compared with cash provided in investing activities of $152,871 for year ended December 31, 2018.

Net Cash Provided by Financing Activities

For the year ended December 31, 2019 the Company raised $264,337 from the issuances of shares of its common stock and received advances in amount of $286,188 from related party corporations.

For the year ended December 31, 2018, $479,826 was raised from issuance of shares of its common stock and $477,402 through the issuance of a promissory note. Additionally, the $837,000 was raised of promissory notes.

Commitments

There were no commitments as of December 31, 2019. At December 31, 2018, the Company sub-leased office space under a contract which ran to October 31, 2019.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2019, the Company had $21,477 in cash and cash equivalents (December 31, 2018 - $36,075).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2019.

	2020	2021 and later

Accounts payable and accrued liabilities	$710,430	$—
Due to related party corporations	100,201
	$810,631	$—

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2019, the Company had an allowance for doubtful accounts of $NIL (December 31, 2018 - $192,305) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

Related Party Transactions

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000. These shareholders also serve as directors and officers of the Company. $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017. The amount reflected in prepaids and other current assets as at December 31, 2019 was $Nil after a 100% provision (December 31, 2018 - $$Nil).

During 2018, the Company made advance to two corporations related to the former Chief Executive Officer in the amount of $201,711 in the normal course of operations. After the impairment assessment, the company made a 100% provision for the advanced amounts. During the year 2019, $163,872 of the amount written off in 2019 were recovered.

The balances of due to related party corporations at December 31, 2019 represent advances from related party corporations which is non-interest bearing, non-secured and due on demand.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at December 31, 2019 was $319,969 (December 31, 2018 - $337,762) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

As at December 31, 2019, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533). The amount owing relates to services provided by the then Chief Executive Officer and expense reimbursements.

As at December 31, 2019, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $nil (December 31, 2018 - $14,861). The amount owing relates to services provided by the then Chief Executive Officers and expense reimbursements.

As at December 31, 2019, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2018 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

As at December 31, 2019, the Company had an amount owing to the former Chief Financial Officer of the Company of Nil (December 31, 2018 - $2,932). The amount owing relates to services provided by the then Chief Financial Officer.

No amount was recorded in 2019 for share based payments to directors and officers of the company. A total of $863,324 (Issuance of shares for service – 337,250, stock options expenses - $313,504, deferred stock options expenses - $212,570) was recognized during 2018 for share-based payments expense to directors and officers of the Company.

As at December 31, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

Subsequent events

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received in December 31, 2019.

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $151,515.

In January 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. (note 3). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisting of a transfer of $4,492 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding, will be reflected in the consolidated financial statements for the first quarter ended March 31, 2020.

In March 2020, the company issued 1,160,000 shares of the common stock to as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock will be issued for gross proceeds of $15,000.

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

Basis of consolidation

The consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly-owned subsidiaries, Virtublock Canada Inc. and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

Cryptocurrency platform: The company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the years ended December 31, 2019 and 2018, has not generated revenue from the Cryptocurrency platform.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, cash in trust and customer deposits, accounts receivables and due from related party corporations, net of any allowances for doubtful accounts, accounts payable and accrued liabilities, promissory note, due to related party corporations, and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the statement of operations and comprehensive loss.  Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. Cash in trust and customer deposits are amounts held by the Company at various financial institutions for settlement of clients' funds payable. Client funds are amounts owing on behalf of clients for prepaid debit cards.

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

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement and such adoption did not have a material impact on our financial position and/or results of operations.

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

Financial instruments and risk factors

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2019, the Company had $21,477 in cash and cash equivalents (December 31, 2018 - $36,075).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2019.

	2020	2021 and later

Accounts payable and accrued liabilities	$710,430	$—
Due to related party corporations	100,201
	$810,631	$—

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2019, the Company had an allowance for doubtful accounts of $NIL (December 31, 2018 - $192,305) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company's assessment, management has concluded that its internal control over financial reporting was ineffective as of December 31, 2019, to provide e reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting as of the end of December 31, 2019, were ineffective due to the following: lack of segregation of duties, due to limited administrative and financial personnel and related resources and as only one of our directors is independent.

Changes In Internal Control Over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Position	Appointed/Elected

Emanuel (Manny) Bettencourt		Director and Chief Executive Officer	March 1, 2020
Steven Roberts		Director	November 2019
Mahendra Naik		Director	March 1, 2020

The former officers and directors for the period ended December 31, 2019 were as follows:

Name	Age	Position	Appointed/ Elected	Served till

Roger Charles Connors		Director	December 2018	October 2019
Mahmoud Hashem		Director and Chief Executive Officer	September 2018	November 2019
Manish Grigo		Director and Chief Financial Officer	July 2019	November 2019

Each Director serves until the next annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Mr. Bettnecourt has been the Chairman & CEO of Sensor Technologies Inc. since December 2019. He has also been the Executive Chairman of W2E technology Corp. since January 2018, and Managing Director of First Principles Group Inc. since May 2002. From January 2018 until November 2018, Mr. Bettencourt was CEO and CO-Founder of Demand Power Group Inc. Mr. Bettencourt is a graduate of the University of Toronto at Mississauga (B.COMM 1995) and holds both a CPA, CA designation.

Mr. Roberts has been the CEO of Epic NRG LLC from 2018 to present. He served as President for Zoompass Inc. from September 2016 through September 2018. From December 2013 through 2016, Mr. Roberts was the Vice President of Mobility for Ingram Micro. Mr. Roberts earned his Bachelors of Arts Degree in 1991 from the University of Guelph, in Guelph, Ontario.

Mr. Hashem Founded . in July 2018 and has served as the Chief Executive Officer since inception.  Mr. Hashem also founded ZeroWire Group in January 2009 and has served Managing Director since inception. Mr. Hashem graduated from Ain Shams University in July 1996 with a Bachelor of Engineering - Electronics & Communication Department, Cairo, Egypt.

Mr. Naik has been Director of IAMGOLD Corporation, a TSX and NYSE listed company from 1990 to present. Since 2006, Mr. Naik has been Chairman and Director of Fortune Minerals Limited, a TSX listed company. From 2003 to date, Mr. Naik has been a Director of Goldmoney Inc, a TSX listed financial services company specializing in precious metals. From 2012 to 2017, Mr. Naik was a Director of FirstGlobal Data Limited. Mr. Naik earned his Bachelor of Commerce Degree in 1981 from University of Toronto and holds a CPA, CA designation.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.       had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except for (i) Mr Bettencourt served as CFO of Distinct Infrastructure Group Inc. between Aug 2015 and December 2017; subsequent to his departure the company was placed into receivership in March 2019 ;

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2019, there was one Named Executive Officers are set forth below:

Name	Position
Steven Roberts	Director and Chief Executive Officer

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

Elements of Compensation

The executive compensation for the Named Executive Officers) for the period ended December 31, 2019, primarily consisted of base salary or fees, long term incentive equity compensation, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries or fees for the Company's Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Generally, the Board believes that executive base salaries or fees should be in-line with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2018 and 2019, to the Named Executive Officers:

Name	Principal position	Year	Salary or fees	Bonus	Deferred stock Units/ shares(7)	Option awards	Total

Rob Lee(1)	Chief Executive Officer	2019	Nil	Nil	Nil	Nil	Nil
		2018	$137,502	Nil	$103,795	-	$241,297

Mahmoud Hashem(2)	Chief Executive Officer	2019	$19,158	Nil	Nil	Nil	$19,158
		2018	$140,489	Nil	Nil	$58,056	$198,745

Nayeem Saleem Alli(3)	Chief Executive Officer	2019	21,101	Nil	Nil	Nil	21,101
		2018	$16,980	Nil	Nil	$58,056	$75,036

Steve Roberts(4)	Chief Executive Officer	2019	$2,412	Nil	Nil	Nil	$2,412
		2018	$271,610	Nil	$103,795	Nil	$375,405

Brian Morales(5)	Chief Financial Officer	2019	Nil	Nil	Nil	Nil	Nil
		2018	$21,935	Nil	Nil	Nil	$21,935

Manish Grigo(6)	Chief Financial Officer	2019	$2,668	Nil	Nil	Nil	$2,668
		2018	$8,196	Nil	Nil	$29,028	$37,224

(1)

Effective August 22, 2016, the assumed an agreement that covers fees paid to a company owned and controlled by Rob Lee.  The agreement calls for payment of Cdn$22,000 per month plus the reimbursement of expenses incurred on the Company's behalf.  As at December 31, 2019, the fees noted above remain unpaid.

(2)

Mahmoud Hashem joined the Company as COO in September 2018 and in December 2018 was appointed as CEO.  Under his consulting agreement Mr. Hashem was compensated Cdn$15,000 per month plus certain travel related expenses as required by his duties as President. Mr. Hashem resigned from the Company in November 2019.

(3)	Nayeem Alli became CEO in September 2018 and resigned effective December 12, 2018. Mr. Alli resigned from the Company in December 2018.
(4)

Steve Roberts joined the Company as President in September 2016.  Under his employment agreement Mr. Roberts was compensated Cdn$10,000 per month plus certain travel related expenses as required by his duties as President.  Effective January 2017, this was increased to Cdn$15,000 per month. In September 2018 Mr. Roberts resigned from the Company. In November 2019, Mr. Roberts was appointed became CEO of the company.

(5) (6)

Brian Morales joined as Chief Financial Officer in August 2016.  For 2016, fees were paid to a company owned and controlled by Brian Morales for the time incurred.  Effective January 2017, Mr. Morales earned a salary of Cdn $12,000 per month.

Manish Grigo joined as Chief Financial Officer in September 2018.  For 2018, fees were paid to a company owned and controlled by Manish Grigo for the time incurred. Effective January 2019, Mr. Grigo earned a salary of Cdn $7,000 per month. Mr. Grigo resigned from the Company in November 2019.

(7)	As required by SEC rules, amounts in the column "Stock Awards" present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ 718 Compensation—Stock Compensation ("FASB ASC 718"). The grant date fair value of each of the executives' award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC's disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC's disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year.

Outstanding Equity Awards as of December 31, 2019

Outstanding stock options granted to Named Executive Officers ("NEO's") and Directors as at December 31, 2019 are as follows:

Name	Type of instrument	No. of securities underlying unexercised instrument available	No. of securities underlying unexercised instrument exercisable	Exercise price(1)	Expiration date
Steven Roberts	Shares	N/A	N/A	N/A	N/A

_____________

(1)       In US dollars

(2)       No fees were paid to directors during the year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In December 2018, the Company's Board of Directors approved and the majority of shareholders consented to the adoption of an equity-based compensation plan.  The total instruments convertible into common stock of the Company cannot exceed 20,000,000 options to purchase shares at any one point in time.  The maximum awards to any one grantee is subject to certain restrictions.

In April 2018, the Company issued 2,500,000 shares in lieu of consulting fees to directors, officers, employees and consultants of the Company.

On December 14, 2018, the Company issued 5,400,000 stock options to directors, officers, employees and consultants of the Company and have a life of five years from date of grant.  All of them vest immediately and must be exercised by the recipient.

During year ended December 31, 2019 the Company cancelled the 5,400,000 stock options issued on December 14, 2018.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 9, 2020, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 2455 Cawthra Rd, Unit 75 Mississauga, Ontario Canada, L5A3P1.

Title of Class	Name of Beneficial Owner	Office, if any	Amount of shares controlled	Percent of class
Common Stock	2425287 Ontario Inc.		4,335,612	5.93%
Common Stock	Rob Lee		11,773,368	16.10%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as noted in Section 11 and mentioned in other items in the form, there are no related party transactions.

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

Director Independence

Only Mr. Roger Connors was deemed to be an "independent director", as that term is defined by the listing standards of the national exchanges and SEC rules during the period ended December 31, 2019.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

SRCO Professional Corporation is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the period ended December 31, 2019. The following table shows the fees that we paid or accrued for the audit for the year ended December 31, 2019 and December 31, 2018.

Fee Category	December 31, 2019		December 31, 2018
Audit Fees and quarterly review	C	$60,000	C	$84,750
Audit-Related Fees		$--		$--
Tax Fees		$--		$--
All Other Fees		$--		$--

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2020.

ZOOMPASS HOLDINGS, INC.
April 9, 2020	By: /s/ Emanuel (Manny) Bettencourt
Emanuel (Manny) Bettencourt Chief Executive Officer Chief Financial Officer

FINANCIAL STATEMENTS

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zoompass Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoompass Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two year-period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year-period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC 842 - Leases.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a net working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018 Richmond Hill, Ontario, Canada April 9, 2020	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

		December 31,	December 31,
	Note	2019	2018
		$	$
ASSETS
Current assets
Cash and cash equivalents	8	$21,477	$36,075
Cash held in trust and customer deposits	4	-	-
Accounts receivable (net of allowance for doubtful accounts of NIL, December 31, 2018 - $192,305)	4	-	-
Prepaid expenses and other current assets	11	10,563	7,388
Assets from discontinued operations	4		-
Total current assets		32,040	43,463
Equipment	5	-	-
Intangible assets	6	-	-
Goodwill	6	-	-
Total assets		$32,040	$43,463

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	11	$710,430	$637,470
Promissory note	7	-	-
Deferred revenue		38,570	36,650
Due to related party corporations	11	100,201	-
Client funds	4	-	-
Liabilities from discontinued operations	4	-	-
Total liabilities		$849,201	$674,120

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 109,746,036 shares issued and outstanding (December 31, 2018 - 105,450,000)	1,9	$10,975	$10,545
Shares to be issued	9	34,091	-
Additional paid in capital	9,10	27,104,864	26,648,048
Accumulated deficit		(28,153,965)	(27,538,709)
Accumulated other comprehensive income		186,874	249,459
Total stockholders' deficiency		(817,161)	(630,657)
Total liabilities and stockholders' deficiency		$32,040	$43,463

Going concern	1
Commitments and contingencies	13
Subsequent events	14

 See accompanying notes to the consolidated financial statements

Signed on behalf of the Board

/s/ “Emanuel Bettencourt” /s/ “Steven Roberts”

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Note	For the year ended December 31, 2019	For the year ended December 31, 2018
		$	$
Revenue	4	$-	$-

Expenses
Impairment of intangible assets and goodwill	3, 6	-	(3,458,203)
Salaries and consultants		(266,433)	(354,684)
Rent and occupancy costs		(15,740)	(56,033)
Share-based payment expense	9, 10,11	(227,000)	(863,324)
Professional fees		(168,429)	(215,420)
Telecommunications		(667)	(2,819)
Office and sundry expenses and reversal of impairment	11	111,434	(521,403)
Filing fees and regulatory costs		(4,892)	(18,769)
Foreign exchange gain (loss)		38,916	(150,018)
Net Bank fees		(1,323)	(14,291)
Software development expenses		(81,122)	(150,941)
		(615,256)	(5,805,905)
Loss before income taxes		(615,256)	(5,805,905)
Income taxes expenses		-	-
Net loss from continuing operations		(615,256)	(5,805,905)
Net loss from discontinued operations, net of tax	4	-	(430,271)
Net loss		(615,256)	(6,236,176)

Other comprehensive income
Foreign exchange translation gain (loss)		(62,585)	276,851
Net loss and comprehensive loss		(677,841)	(5,959,325)

Loss per share - basic and diluted
Loss from continuing operations per share		(0.006)	(0.100)
Loss from discontinued operations per share		-	(0.007)
Weighted average number of common shares outstanding - basic and diluted		107,848,952	58,231,258

 See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

		Common stock		Shares to be issued
	Note	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
			$		$	$	$	$	$
December 31, 2017		43,330,776	$4,332	-	-	21,015,908	(21,302,533)	(27,392)	(309,685)

Issuance of shares for private placement	9	6,337,500	634	-	-	479,192	-	-	479,826
Share-based payment expense - Issuance of shares for services	9,10	2,500,000	250	-	-	337,000	-	-	337,250
Issuance of shares on acquisition of assets	3,9	44,911,724	4,492	-	-	3,453,711	-	-	3,458,203
Share-based3 payment expense - Stock options	10	-	-	-	-	526,074	-	-	526,074
Issuance of shares upon conversion of debts	7,9	8,370,000	837	-	-	836,163	-	-	837,000
Net loss		-	-	-	-		(6,236,176)	-	(6,236,176)
Foreign currency translation		-	-	-	-	-	-	276,851	276,851
December 31, 2018		105,450,000	$10,545	-	-	$26,648,048	$(27,538,709)	$249,459	$(630,657)
									3
Issuance of shares for private placement	9	2,796,036	280	757,575	34,091	229,966	-	-	264,337
Share-based payment expense - Issuance of shares for services	9,10	1,500,000	150	-	-	226,850	-	-	227,000
Net loss		-	-	-	-	-	(615,256)	-	(615,256)
Foreign currency translation		-	-	-	-	-	-	(62,585)	(62,585)
December 31, 2019		109,746,036	10,975	757,575	34,091	27,104,864	(28,153,965)	186,874	(817,161)

See accompanying notes to the consolidated financial statements

ZOOMPASS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Note	For the year ended December 31, 2019	For the year ended December 31, 2018
		$	$
Cash flow from operating activities
Net loss		$(615,256)	$(6,236,176)
Net loss from discontinued operations	4	-	430,271
Non-cash items:
Impairment of intangible assets and goodwill	3, 6	-	3,458,203
Share-based payment expense - Issuance of shares for services	9, 10, 11	227,000	337,250
Share-based payment expense - stock options and warrants	10, 11	-	526,074
Foreign exchange (gain) loss		(38,916)	150,018
Reversal of impairment		(163,872)	-
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		(2,722)	84,181
Accounts payable and accrued liabilities		55,157	(5,187)
Net cash used in operating activities - continuing operations		$(538,609)	$(1,255,366)
Net cash used in operating activities - discontinued operations		-	(21,216)
Net cash used in operating activities		$(538,609)	$(1,276,582)

Cash flow from investing activities
Proceeds from disposal of prepaid card business	4	-	152,871
Additions to intangibles		-	-
Net cash used in investing activities - continuing operations		-	-
Net cash provided by investing activities - discontinued operations		-	152,871
Net cash provided by investing activities		-	152,871

Cash flow from financing activities
Issuance of common stock	9	264,337	479,826
Repayment of promissory note	7	-	(477,402)
Issuance of promissory note	7, 9	-	837,000
Due to related party corporation	11	286,188	-
Exercise of warrants	9	-	-
Net cash provided by financing activities		$550,525	839,424

Effect of exchange rate changes on cash		(26,514)	241,992
Decrease increase in cash and cash equivalents		(14,598)	(42,295)
Cash and cash equivalents, beginning of the year		36,075	78,370
Cash and cash equivalents, end of the year		$21,477	$36,075

Supplementary Cash Flow Information
Interest paid		$-	$9,670
Taxes paid		$-	$-

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. (note 3). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisting of a transfer of $4,492 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding, will be reflected in the consolidated financial statements for the first quarter ended March 31, 2020.

The Company is actively seeking opportunities to enter into partnership or acquire third parties with existing revenue streams. The company is well positioned to achieve this objective and will continue to pursue such opportunities going forward.

The Company will remain a Fintech company and continue to develop and acquire software platforms and services to sell to customers globally with a focus on leading edge technologies and software as a service.

The Company has incurred recurring losses from operations and as of December 31, 2019 had a net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $151,515.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock will be issued for gross proceeds of $15,000.

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing in the future to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Issuance of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

The Company expects the forgoing, or a combination thereof, to meet the Company's anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

Basis of consolidation

The consolidated financial statements comprise the accounts of Zoompass Holdings, the legal parent company, and its wholly-owned subsidiaries, Virtublock Canada Inc. and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

Prepaid cards: The Company’s revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability. Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer. Other revenue represents gains realized on de-recognition of clients' funds payable. The prepaid card business operation discontinued at end of March 2018. (note 4)

Mobility solution: The Company recognizes revenue in products revenue when a customer takes possession of the device. This usually occurs when the customer signs a contract. For mobile devices, customers usually pay within company specified credit term which is within 12 months. The mobility solution business operation discontinued at end of March 2018. (note 4)

Cryptocurrency platform: The company offers organizations the cryptocurrencies exchange & wallets platforms as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the years ended December 31, 2019 and 2018, has not generated revenue from the Cryptocurrency platform.

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

Reportable and operating segments
December 31, 2019
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 4)	-	-	-
Commissions and agent fees (note 4)	-	-	-
Mobility products revenue (note 4)	-	-	-
Fees and other revenue (note 4)	-	-	-
Mobility product commissions (note 4)	-	-	-
	-	-	-

Timing of revenue recognition
Products transferred at a point in time (note 4)	-	-	-
	-	-	-

	Reportable and operating segments
	December 31, 2018
	Prepaid Cards	Mobility Solution	Total
Major products/services lines
Gross prepaid card revenue (note 4)	97,861	—	97,861
Commissions and agent fees (note 4)	(26,338)	—	(26,338)
Mobility products revenue (note 4)	—	323,074	323,074
Fees and other revenue (note 4)	—	—	—
Mobility product commissions (note 4)	—	40,350	40,350
	71,523	363,424	434,947

Timing of revenue recognition
Products transferred at a point in time (note 4)	71,523	363,424	434,947
	71,523	363,424	434,947

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, cash in trust and customer deposits, accounts receivables and due from related party corporations, net of any allowances for doubtful accounts, accounts payable and accrued liabilities, promissory note, due to related party corporations, and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization. The allowance for doubtful accounts is reflected in "Office and Sundry" expenses on the statement of operations and comprehensive loss.  Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date.  For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. Cash in trust and customer deposits are amounts held by the Company at various financial institutions for settlement of clients' funds payable.  Client funds are amounts owing on behalf of clients for prepaid debit cards.

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

FV

The Company assesses the carrying value of goodwill, indefinite-lived intangible assets and intangible assets with definite lives, such as Trademark, Technology platform, customer base and other intangible assets for potential impairment annually as of December 31, or more frequently if events or changes in circumstances indicate such assets might be impaired.

When assessing goodwill for impairment the Company elects to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If the Company do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the reporting units, is less than its carrying amount, the Company performs a quantitative test. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. The Company estimates fair value using the income approach, to estimate the future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets.

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

As our current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

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

Going concern assessment: As disclosed in Note 1.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new rules reduce complexity by removing specific exceptions to general income tax accounting methodology including an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The new rules will be effective for us in the first quarter of 2021. The Company is currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement and such adoption did not have a material impact on our financial position and/or results of operations.

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

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

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

(Expressed in US dollars)

NOTE 3 – ACQUISTIONS OF BUSINESS (Continued)

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

A reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as discontinued that are presented separately in the consolidated balance Sheets is as below:

	December 31,	December 31,
	2019	2018

Major classes of assets included in discontinued operations:
Cash held in trust and customer deposits	$—	$—
Accounts receivable	—	—
Equipment (note 5)	—	—
Intangible assets (note 6)	—	—
Total assets from discontinued operations	$—	$—

Major classes of liabilities included in discontinued operations
Accounts payable and accrued liabilities	—	—
Client funds	—	—
Total liabilities from discontinued operations	—	—

 The assets and liabilities were classified as discontinued operation because that have been discontinued in March 2018.A reconciliation of the major classes of line items constituting net loss from discontinued operations to net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss is as below:

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

 NOTE 4 – ASSETS AND LIABILITIES FROM DISCONTINUED OPERATIONS (Continued)

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018

Major classes of line items constituting net loss from discontinued operations
Revenue
Gross prepaid card revenue (Note 2)	$-	$97,861
Commissions and agent fees (Note 2)	-	(26,338)
Mobility products revenue (Note 2)	-	323,074
Fees and other revenue (Note 2)	-	-
Mobility product commissions (Note 2)	-	40,350
Net revenue	-	434,947
Processing and card fees	-	(118,180)
Mobility products cost of goods sold	-	(351,767)
Gross margin	-	(35,000)

Expenses
Impairment goodwill and trademark	-	-
Salaries and consultants	-	(189,284)
Depreciation and amortization	-	-
Office and sundry expenses and other	-	(192,305)
Loss on disposal of assets	-	(13,682)
	-	(395,271)
Net loss from discontinued operations that are presented in the consolidated statements of operations and comprehensive loss	$-	$(430,271)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 5 – EQUIPMENT

Cost	Computer equipment	Furniture	Total
	$	$	$
Balance at December 31, 2017	$66,005	$2,497	$68,502
Disposal	(64,207)	(2,429)	(66,636)
Foreign exchange	(1798)	(68)	(1,866)
Balance at December 31, 2018	-	-	-
Addition	-	-	-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at December 31, 2019	-	-	-

Accumulated depreciation	Computer equipment	Furniture	Total
	$	$	$
Balance at December 31, 2017$	$(26,732)	$(699)	$(27,431)
Disposal	26,022	681	26,703
Foreign exchange	710	18	728
Balance at December 31, 2018	-	-	-
Addition	-	-	-
Disposal	-	-	-
Foreign exchange	-	-	-
Balance at December 31, 2019	-	-	-
	-	-	-
Balance at December 31, 2018 (note 4)	-	-	-
Balance at December 31, 2019	$-	$-	$-

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Cost	Trademark/	Technology	Customer
	Trade name	platform/ IP	base	Total
Balance at December 31, 2017	$168,620	$239,649	$-	$408,269
Additions	6,600	11,200	-	17,800
Disposal	(164,145)	(230,626)	-	(394,771)
Foreign exchange	(4,475)	(9,023)	-	(13,498)
Balance at December 31, 2018	$6,600	$11,200	$-	$17,800
Additions	-	-	-	-
Disposal	-	-	-	-
Foreign exchange	-	-	-	-
Balance at December 31, 2019	$6,600	$11,200	$-	$17,800

Accumulated Amortization	Trademark/	Technology	Customer	Total
Trade name	Trade name	platform/ IP	base

Balance at December 31, 2017	$(168,620)	$(24,677)	$-	$(193,297)
Amortization				0
Disposal	164,145	23,437	-	187,582
Foreign exchange	4,475	1,240	-	5,715
Balance at December 31, 2018	$-	$-	$-	$-
Amortization				-
Disposal	-	-	-	-
Foreign exchange	-	-	-	-
Balance at December 31, 2019	$-	$-	$-	$-

Balance at Dec 31, 2018 before impairment	6,600	11,200		17,800
Impairment in 2018	(6,600)	(11,200)		(17,800)
Balance at December 31, 2018	-	-		-
Balance at December 31, 2019	-	-		-

Goodwill				Total
Balance at January 1, 2018				-
Acquisition (Note 3)				3,440,403
Impairment (Note 3)	-	-		(3,440,403)
Foreign exchange				-
Balance at December 31, 2018				$-
Acquisition				-
Foreign exchange				-
Balance at December 31, 2019				$-

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

At December 31, 2019, the Company had $21,477 in cash and cash equivalents (December 31, 2018 - $36,075).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2019.

	2020	2021 and later
Accounts payable and accrued liabilities	$710,430	$—
Due to related party corporations	100,201
	$810,631	$—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

 NOTE 8 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (Continued)

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2019, the Company's credit risk is primarily attributable to cash and cash equivalents and accounts receivable. At December 31, 2019, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2019, the Company had an allowance for doubtful accounts of $NIL (December 31, 2018 - $192,305) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

NOTE 9 – COMMON STOCK, SHARES TO BE ISSUED AND COMMON SHARE PURCHASE WARRANTS

Common Stock, Shares to be issued and Common Share Purchase Warrants

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

During January and April 2019, the company issued 1,500,000 shares of the common stock to an arm’s length third party as compensation for services rendered.

In May 2019, the Company completed various private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 1,038,461 non-registered shares of the Company's common stock was issued for proceeds of $103,846.

During July and August 2019, the Company completed private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 1,000,000 non-registered shares of the Company's common stock was issued for proceeds of $92,308.

In December 2019, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 757,575 non-registered shares of the Company's common stock was issued for proceeds of $34,091.

Shares to be issued

In December 2019, the Company received $34,091 from an investor and 757,575 non-registered shares of the Company's common stock was issued in January 2020. (note 14)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 9 – COMMON STOCK, SHARES TO BE ISSUED AND COMMON SHARE PURCHASE WARRANTS (Continued)

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

On April 11, 2018, the Company issued 1,500,000 shares of the common stock to a corporation controlled by an officer of the company as compensation for services rendered, and on April 14, 2018, the company issued 1,000,000 shares of the common stock to a current officer of the company who at that time was an arm’s length consultant, as compensation for services rendered. The fair value in amount of $337,250 of these shares was determined by using the market price of the common stock as at the date of issuance. (note 10, note 11)

On September 10, 2018, the Company issued 8,370,000 shares of the common stock to various arm’s length third parties in respect of settlement of promissory notes. (note 7)

On October 17, 2018, the Company issued 44,911,724 shares of the common stock in respect of the assets purchase from Virtublock Global Corp. (note 3)

During November and December, 2018, the Company completed several private placements for the sale of non-registered shares of the Company's common stock. As a result of these private placements 5,450,000 non-registered shares of the Company's common stock was issued for proceeds of $399,483.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 9 – COMMON STOCK, SHARES TO BE ISSUED AND COMMON SHARE PURCHASE WARRANTS (Continued)

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

All warrants issued by the company have expired and as of December 31, 2018, there are no outstanding warrants at December 31, 2019.

NOTE 10 – SHARE-BASED PAYMENTS

During January and April 2019, the Company issued 1,500,000 common shares of the company to an arm’s length third party as compensation for services rendered. The fair value was determined as $227,000 by using the market price of the common stock as at the date of issuance. (note 9, note 11)

During the year ended December 31, 2018, in April 2018, the Company issued 2,500,000 common shares of the company to certain parties including management. The fair value was determined as $337,250 by using the market price of the common stock as at the date of issuance. (note 9, note 11).

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

On December 14, 2018, the Company issued 5,400,000 common stock purchase options at an exercise price of C$0.10 to directors, officers, employees and consultants of the Company. These options vested immediately and are exercisable for five years from the grant date. The 5,400,000 stock purchase options were assigned a fair value of $313,504 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 2.00; expected volatility of 108%, based on comparable companies; expected dividend yield – nil; expected life of 5 years. During year ended December 31, 2019, the Company cancelled those common stock purchase options.

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

(Expressed in US dollars)

 NOTE 10 – SHARE-BASED PAYMENTS (Continued)

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

The awards during the year ended December 31, 2019 and 2018, consisted of common stock, stock options and deferred stock units, which were granted to Directors, Officers, Employees and Consultants and is noted in the table below.

The components of share-based payments expense (stock options and warrants) are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Year ended December 31, 2019 ($)	Year ended December 31, 2018 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Deferred stock unit grant	December 1, 2016	December 1, 2021	917,500	1.50		155,377	1.50	1%	108%	Nil	4
Deferred stock unit grant	December 1, 2016	December 1, 2021	272,500	N/A		57,193	1.50	1%	108%	Nil	4
Warrant amendment	August 31, 2017	October 31, 2018				-	-	-	-	-	-
Share issued for services	April 14, 2018	-	2,500,000	N/A		337,250	0.14	-	-	-	-
Fully vested option grant	December 14, 2018	December 31, 2023	5,400,000	0.10		313,504	0.056	2%	108%	Nil	4
Share issued for services	January 20, 2019	N/A	1,000,000	N/A	177,000	-	0.177	-	-	-	-
Share issued for services	April 20, 2019	N/A	500,000	N/A	50,000	-	0.10	-	-	-	-
					$227,000	$863,324

 For year ended December 31, 2018 the Company had the following stock options and deferred stock units.

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)
Options	493,080	*	562,500	562,500	0.50
Fully vested options	210,961	*	187,500	187,500	-
Deferred stock units	304,405	*	272,500	107,319	-
Deferred stock units	798,517	*	917,500	367,164	0.50
Options	-	-	-	-	-
Total	1,806,963		1,940,000	1,224,483

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

During 2016, the Company paid an advance on behalf of certain shareholders in the amount of $250,000. These shareholders also serve as directors and officers of the Company. $120,000 was returned by December 31, 2016, and $50,000 was returned during the year ended December 31, 2017. The amount reflected in prepaids and other current assets as at December 31, 2019 was $Nil after a 100% provision (December 31, 2018 - $$Nil).

During 2018, the Company made advance to two corporations related to the former Chief Executive Officer in the amount of $201,711 in the normal course of operations. At December 31, 2018, the Company assessed this amount for impairment and recorded an impairment loss for the full amount under Office and sundry expenses. During 2019, $163,872 of the impaired amount was recovered and recorded as reversal of impairment under Office and sundry expenses.

The balances of due to related party corporations at December 31, 2019 represent advances from related party corporations which is non-interest bearing, non-secured and due on demand.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at December 31, 2019 was $319,969 (December 31, 2018 - $337,762) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

As at December 31, 2019, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $265,533 (December 31, 2018 - $265,533). The amount owing relates to services provided by the then Chief Executive Officer and expense reimbursements. (note 14)

As at December 31, 2019, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $nil (December 31, 2018 - $14,861). The amount owing relates to services provided by the then Chief Executive Officers and expense reimbursements.

As at December 31, 2019, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2018 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

As at December 31, 2019, the Company had an amount owing to the former Chief Financial Officer of the Company of Nil (December 31, 2018 - $2,932). The amount owing relates to services provided by the then Chief Financial Officer.

No amount was recorded in 2019 for share based payments to directors and officers of the company. A total of $863,324 (Issuance of shares for service – 337,250, stock options expenses - $313,504, deferred stock options expenses - $212,570) was recognized during 2018 for share-based payments expense to directors and officers of the Company.

As at December 31, 2019 and December 31, 2018, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 12 – INCOME TAXES

A reconciliation of the differences between the statutory income tax rates for different jurisdictions and the Company's effective tax rate is as follows:

For the year ended December 31, 2019 and December 31, 2018, the Company's long-term combined effective tax rate was 35%.

	For the year ended December 31, 2019	For the year ended December 31, 2018
	$	$
Net loss before income taxes	$(615,256)	$(6,236,176)

Expected income tax recovery	(215,341)	(2,182,663)
Impact of tax rate differences in foreign jurisdictions	64,800	783,081
Tax rate changes and other adjustments	(4,693)	57,356
Permanent differences	47,736	907,896
Change in valuation allowance	107,498	434,330
Total income tax expense	$-	$-

	December 31,	December 31,
	2019	2018
Deferred Tax Items	$	$
Net operating loss carry forwards	166,513	166,446
Non-capital loss carry forwards - Canada	1,376,411	1,273,674
Others	-	(4,694)
Valuation allowance	(1,542,924)	(1,435,426)
	-	-

The Company has $138,001 of net operating loss carryforwards in the US expiring in 2036, $440,437 expiring in 2037, $214,173 expiring in 2038 and $322 expiring in 2039. The Company has $912,072 non-capital loss carryforwards in Canada expiring in 2036, $2,258,953 expiring in 2037, $1,634,662 expiring in 2038 and $387,685 expiring in 2039. As of December 31, 2019 and 2018, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by recurring losses incurred and a determination that it is not more likely than not to realize these assets, therefore a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitment

There were no commitments as of December 31, 2019. At December 31, 2018, the Company sub-leased office space under a contract which ran to October 31, 2019.

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

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint.  Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey.  The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018.  On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice.  Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019.  On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 27, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit. On March 12, 2020, the United States Court of Appeal for the Third Circuit dismissed the Third appeal.

The Company was also served with a third derivative action, which was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court.  Subsequently, this case was removed to federal court.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 9, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received in December 31, 2019. (note 9)

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $151,515.

In January 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance. (note 11)

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. (note 3). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisting of a transfer of $4,492 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding, will be reflected in the consolidated financial statements for the first quarter ended March 31, 2020.

In March 2020, the company issued 1,160,000 shares of the common stock to as compensation for services rendered. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock will be issued for gross proceeds of $15,000.

Beginning in March 2020, the Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity in fiscal year 2020.

