Form 10-Q
period 2020-03-31
Zoompass Holdings, Inc.
filed 2020-05-14
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
(416) 862-5257 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2020
Common stock, $0.0001 par value	75,401,349

2

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

3

ZOOMPASS HOLDINGS, INC.

Interim Condensed Consolidated Balance Sheets as at March 31, 2020 and December 31, 2019

(Expressed in US dollars)

		March 31,	December 31,
		2020	2019
	Note	(unaudited)	(audited)
		$	$
ASSETS
Current assets
Cash and cash equivalents	6	4,579	21,477
Prepaid expenses and other current assets		17,398	10,563
Total current assets		21,977	32,040

Total assets		21,977	32,040

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	7, 9	388,312	710,430
Deferred revenue		35,417	38,570
Due to related parties	9	56,593	100,201
Total liabilities		480,322	849,201

Stockholders' deficiency
Common stock, $0.0001 par value 500,000,000 shares authorized, 73,101,349 shares issued and outstanding (December 31, 2019 – 109,746,036)	1,7	7,311	10,975
Shares to be issued	7	265,000	34,091
Additional paid in capital	7,8	27,678,132	27,104,864
Accumulated deficit		(28,773,206)	(28,153,965)
Accumulated other comprehensive income		364,418	186,874
Total stockholders' deficiency		(458,345)	(817,161)
Total liabilities and stockholders' deficiency		21,977	32,040

Going concern	1
Commitments and contingencies	10
Subsequent events	11

*See accompanying notes to unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Note	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)
		$	$
Expenses
Impairment of intangible assets and goodwill	4,5	—	—
Salaries and consultants		(32,553)	(47,062)
Rent and occupancy costs		(1,118)	(2,996)
Share-based payment expense	7,8,9	(416,587)	(177,000)
Professional fees		(30,299)	(27,468)
Office and sundry expenses and other		—	(2,420)
Filing fees and regulatory costs		(27,503)	(1,369)
Business Licenses and Permits		—	(2,009)
Software development expenses		—	(49,043)
Foreign exchange gain (loss)		(143,769)	57,959
Gain on settlement of debts	7,9	33,191	—
Net Bank fees		(603)	(383)
		(619,241)	(251,791)
Loss before income taxes		(619,241)	(251,791)
Income taxes expenses		—	—
Net loss		(619,241)	(251,791)

Other comprehensive income
Foreign exchange translation gain (loss)		177,544	(63,615)
Net loss and comprehensive loss		(441,697)	(315,406)

Loss per share - basic and diluted		(0.006)	(0.002)
Weighted average number of common shares outstanding - basic and diluted		103,153,567	106,238,889

 *See accompanying notes to unaudited interim condensed consolidated financial statement

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY FOR THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Expressed in US dollars)

		Common stock		Shares to be issued
	Note	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
			$		$	$	$	$	$
December 31, 2019 (audited)		109,746,036	10,975	757,575	34,091	27,104,864	(28,153,965)	186,874	(817,161)
Issuance of shares for private placement	7	3,787,875	379	(757,575)	(34,091)	170,296	—	—	136,584
Issuance of shares for private placement	7	—	—	300,000	15,000	—	—	—	15,000
Share-based payment expense - Issuance of shares for services	7,8,9	—	—	2,000,000	250,000	—	—	—	250,000
Share-based payment expense - Issuance of shares for services	7,8	1,160,000	116			144,884	—	—	145,000
Issued on conversion of debt	7,9	3,319,162	332	—	—	232,010	—	—	232,342
Share-based payment expense – Issuance of stock options	8,9	—	—	—	—	21,587	—	—	21,587
Cancellation of shares	7	(44,911,724)	(4,491)	—	—	4,491	—	—	—
Net loss		—	—	—	—	—	(619,241)	—	(619,241)
Foreign currency translation		—	—	—	—	—	—	177,544	177,544
March 31, 2020 (unaudited)		73,101,349	7,311	2,300,000	265,000	27,678,132	(28,773,206)	364,418	(458,345)

		Common stock		Shares to be issued
	Note	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total
			$		$	$	$	$	$
December 31, 2018 (audited)		105,450,000	10,545	—	—	26,648,048	(27,538,709)	249,459	(630,657)
Share-based payment expense - Issuance of shares for services	7,8	1,000,000	100	—	—	176,900	—	—	177,000
Net loss		—	—	—	—	—	(251,791)	—	(251,791)
Foreign currency translation		—	—	—	—	—	—	(63,615)	(63,615)
March 31, 2019 (unaudited)		106,450,000	10,645	—	—	26,824,948	(27,790,500)	185,844	(769,063)

*See accompanying notes to unaudited interim condensed consolidated financial statements

ZOOMPASS HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

((Unaudited, Expressed in US dollars)

		For the three months ended March 31, 2020	For the three months ended March 31, 2019
	Note	(unaudited)	(unaudited)
		$	$
Cash flow from operating activities
Net loss		(619,241)	(251,791)
Non-cash items:
Impairments and reversals
Share-based payment expense - Issuance of shares for services	7, 8	145,000	177,000
Share-based payment expense - Issuance of shares for services	7, 8, 9	250,000	—
Share-based payment expense – Issuance of stock options	8, 9	21,587	—
Gain on settlement of debt	7, 9	(33,191)	—
Foreign exchange (gain) loss		143,769	(57,959)
Changes in non-cash operating assets and liabilities
Prepaids and other current assets		(8,098)	(1,271)
Accounts payable and accrued liabilities		(26,192)	85,109
Net cash used in operating activities		(126,366)	(48,912)

Cash flow from financing activities
Issuance of common stock	7	151,584	—
Repayment to related party		(37,262)	—
Net cash provided by financing activities		114,322	—

Effect of exchange rate changes on cash		(4,854)	20,021
Decrease in cash and cash equivalents		(16,898)	(28,891)
Cash and cash equivalents, beginning of the period		21,477	36,075
Cash and cash equivalents, end of the period		4,579	7,184

Supplementary Cash Flow Information
Interest paid		—	—
Taxes paid		—	—

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

On October 17, 2018, the Company purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company. (note 4)

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On October 17, 2018, pursuant to an asset purchase agreement with VGC, certain business assets were acquired by the Company in exchange for shares of the Company.  The business assets primarily consisted of certain technology IP related to cryptocurrency exchange/wallet, certain strategic partnerships and customer contracts. On March 25, 2019, the name of the company was changed from Zoompass Inc. to Virtublock Canada Inc. (“VCI”).

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with VGC. (note 4). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with VGC. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and VGC assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. Accordingly, $4,491 was transferred from common stock to additional paid in capital with a corresponding reduction in the number of common shares outstanding.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN (Continued)

The Company is a Software Fintech company and continues to develop and acquire software platforms and services to sell to customers globally with a focus on leading edge technologies and software as a service.

The Company, as part of its business, will seek opportunities to acquire software companies with existing revenue streams.

The Company has incurred recurring losses from operations and as of March 31, 2020 and December 31, 2019, and had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

These unaudited interim condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and unaudited interim condensed consolidated balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2019 and 2018 and their accompanying notes.

The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Basis of consolidation:

The unaudited interim condensed consolidated financial statements comprise the accounts of Zoompass Holdings, Inc., the legal parent company, and its wholly owned subsidiaries, VCI and Paymobile Inc. (“Paymobile”), a company incorporated in Florida, USA, after the elimination of all intercompany balances and transactions.

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

Translation of VCI assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the unaudited interim condensed consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive income in the statement of changes in stockholders’ deficiency.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The following is a description of principal activities from which the Company generates its revenue.

Prepaid cards: The Company’s revenues are primarily generated from financial service fees charged to cardholders and merchants accepting the cards for payment. Revenue for prepaid financial services is generated from multiple sources including transaction fees, cardholder fees, load fees and interchange fees. These fees are recognized on the transaction date. Funds received from customers are held in trust and the corresponding amount of funds available for use are recorded as a liability. Fees charged for card program, website and card design are recognized when services are performed or when the product is transferred to the customer. Other revenue represents gains realized on de-recognition of clients' funds payable. At end of March 2018, the Company discontinued the Prepaid cards business and stopped generating revenue from this operation.

Mobility solution: The Company recognizes revenue in products revenue when a customer takes possession of the device. This usually occurs when the customer signs a contract. For mobile devices, customers usually pay within company specified credit term which is within 12 months. At end of March 2018, the Company discontinued the mobility solution business and stopped generating revenue from this operation.

Cryptocurrency platform: The Company offers organizations the cryptocurrencies exchange as a service in order to facilitate the exchange of different cryptocurrencies to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the exchange platform. The Company, for the quarter ended March 31, 2020 and 2019, has not generated revenue from the Cryptocurrency platform.

Wallet platforms: The Company offers organizations the wallet platforms as a service in order to facilitate the mobile wallet transactions to its end users. The revenue is mainly generated from the software customization services fees charged to the organizations and transaction fees charged to the end users when using the wallet platform. The Company, for the quarter ended March 31, 2020 and 2019, has not generated revenue from the Wallet platform.

Technology consulting: The company offers consulting services for software applications. The revenue is recognized when the services are performed. The Company, for the quarter ended March 31, 2020 and 2019, has not generated revenue from the Technology consulting.

The Company accounts for individual products and services separately if they are distinct – i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately provides the products and services.

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

The carrying amounts reported in the unaudited interim condensed consolidated balance sheets for cash and cash equivalents, accounts payable and accrued liabilities and due to related parties approximate fair value because of the short period of time between the origination of such instruments and their expected realization.  Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Segment reporting

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in, all revenues are currently earned in Canada and the Company’s research, development and strategical planning operations are carried out and served as an integral part of the Company’s business. The Company’s reportable segments and operating segments include cryptocurrency platform operations and research, development and strategical planning operations.

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units (“RUs”). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the condensed consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

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

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the condensed consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations and comprehensive. The Company determines the lease term by agreement with lessor.

As our current operating lease of office space, at the commencement, has a term of less than 12 months, we elect not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

Use of estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact this guidance may have on the condensed consolidated financial statements and related disclosures.

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the condensed consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in our condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

The Company determined that the disposal of prepaid card business and abandonment of mobility solution operations represent a strategical shift of the company’s business operations. The prepaid card operation and mobility solution operation were part of the company’s plan of disposal and both met the held-for-sale criteria within a short period of time, therefor, the two operations were accounted for, presented and disclosed as discontinued operations for year ended December 31, 2018 and 2019.

On January 1, 2020, the Company has determined that there were no further involvements in those discontinued operations.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited, Expressed in US dollars)

NOTE 4 – ACQUISITIONS OF BUSINESS

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

Consideration
Common shares issued	$3,458,203

Net assets acquired
Customer base	$—
Trade name – Virtublock (note 5)	6,600
Intellectual property / Technology (note 5)	11,200
Non-compete agreements	—
Goodwill (note 5)	3,440,403
Total net assets acquired	$3,458,203
Impairment at December 31, 2018 (note 5)	(3,458,203)
—

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

	Trademark/	Technology
Cost	Trade name	platform/ IP	Total
Balance at December 31, 2019	$6,600	$11,200	$17,800
Additions	—	—	—
Disposal	—	—	—
Foreign exchange	—	—	—
Balance at March 31, 2020 (unaudited)	$6,600	$11,200	$17,800

	Trademark/	Technology
Accumulated Amortization	Trade name	platform/ IP	Total
Balance at December 31, 2019	$—	$—	$—
Amortization	—	—	—
Disposal	—	—	—
Foreign exchange	—	—	—
Balance at March 31, 2020 (unaudited)	$—	$—	$—

Balance at December 31, 2019 before impairment	$6,600	$11,200	$17,800
Impairment in 2018 (note 4)	(6,600)	(11,200)	(17,800)
Balance at December 31, 2019 (audited)	$—	$—	$—
Balance at March 31, 2020 (unaudited)	$—	$—	$—

Goodwill	Total
$
Balance at January 1, 2019	3,440,403
Acquisition (note 4)	—
Impairment in 2018	(3,440,403)
Foreign exchange	—
Balance at December 31, 2019	—
Acquisition	—
Foreign exchange	—
Balance at March 31, 2020 (unaudited)	—

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

The Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity for the period ended March 31, 2020.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At March 31, 2020, the Company had $4,579 in cash and cash equivalents (December 31, 2019 - $21,477).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents. At March 31, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair values:  The carrying amounts reported in the unaudited interim condensed consolidated balance sheets for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities and promissory note approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 7 – COMMON STOCK AND SHARES TO BE ISSUED

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received in December 31, 2019.

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $136,584.

In January 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company (note 9). The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations.

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with VGC. (note 1). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with VGC was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. Accordingly, $4,491 was transferred from common stock to additional paid in capital with a corresponding reduction in the number of common shares outstanding.

In March 2020, the company issued 1,160,000 shares of the common stock to as compensation for services rendered. The fair value of these shares, in amount of $145,000, was determined by using the market price of the common stock as at the date of issuance and charged to statement of operations.

During January 2019, the company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance and charged to statement of operations.

Shares to be issued

On March 1, 2020, the Company decided to issue 2,000,000 shares of the common stock to a corporation owned by Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations. The shares were subsequently issued in April 2020. (note 8 and 9)

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock would be issued for gross proceeds received in amount of $15,000. The shares were subsequently issued in April 2020. (note 11)

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 8 – SHARE-BASED PAYMENTS

On January 15, 2020, the Company issued 3,000,000 common stock purchase options at an exercise price of $0.10 to directors, officers and consultants of the Company. 83,415 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 3,000,000 stock options were assigned a fair value of $172,168 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 1.54%; expected volatility of 124%; expected dividend yield – nil; expected life of 7 years. For three months ended March 31, 2020, 250,077 options vested and the fair value of those vested options, in amount of $14,352, was charged to statement of operations with a credit in additional paid-in capital. (note 9)

On March 1, 2020, the Company decided to issue 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision of issuance and recognized in statement of operations with a credit in shares to be issued. (note 7 and note 9)

On March 1, 2020, the Company issued 1,160,000 shares of the common stock to arm’s length third parties as compensation for services rendered. The fair value of these shares, in amount of $145,000, was determined by using the market price of the common stock as at the date of issuance. (note 7)

On March 11, 2020, the Company granted 2,000,000 common stock purchase options at an exercise price of $0.10 to two directors of the Company. 55,610 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 2,000,000 stock options were assigned a fair value of $260,195 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 0.57%; expected volatility of 130%; expected dividend yield – nil; expected life of 7 years. For three months ended March 31, 2020, 55,610 options vested and the fair value of those vested options, in amount of $7,235, was charged to statement of operations with a credit in additional paid-in capital. (note 9)

On January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance. (note 7)

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Period ended March 31, 2020 ($)	Period ended March 31, 2019 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Share issued for services	January 20, 2019	N/A	1,000,000	N/A	-	177,000	0.177	-	-	-	-
Stock options	January 15, 2020	7 years	3,000,000	0.10	14,352	-	0.07	1.54%	124%	Nil	6.79
Share issued for services	March 1, 2020	N/A	1,160,000	N/A	145,000	-	0.12	-	-	-	-
Share to be issued for services	March 1, 2020	N/A	2,000,000	N/A	250,000	-	0.11	-	-	-	-
Stock options	March 11, 2020	7 years	2,000,000	0.10	7,235	-	0.14	0.57%	130%	Nil	6.95
					$416,587	$177,000

As at March 31, 2020, the Company has the following stock options:

Award	Fair Value	Contractual Life (years)	Units	Number of units vested	Weighted Average Exercise Price (C$)

Stock options (January 15, 2020)	172,168	6.67	3,000,000	250,077	0.10
Stock options (March 11, 2020)	260,195	6.95	2,000,000	55,610	0.10
Total	432,363		5,000,000	305,687

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

The balances of due to related party corporations at March 31, 2020 represent advances from related party corporations which is non-interest bearing, non-secured and due on demand.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at March 31, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below:

As at March 31, 2020, the Company had an amount owing to Chief Executive Officer of the Company of $7,083 (December 31, 2019 - $Nil). The amount owing relates to services provided by the Chief Executive Officer.

As at March 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During three months period ended March 31, 2020, the Company issued 3,319,162 shares of the common stock and settled the owing owed by the Company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations. (note 7).

As at March 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the former Secretary and expense reimbursements.

During the three months ended March 31, 2020, $271,587 (Issuance of shares for service – 250,000, stock options expenses - $21,587) was recognized for share-based payments expense to directors, officers and related parties of the Company. No expense for share based payments to directors and officers was recognized during the three months ended March 31, 2019.

As at March 31, 2020 and December 31, 2019, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitment

There were no commitments as of March 31, 2020 and December 31, 2019.

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

(Unaudited, Expressed in US dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

 NOTE 11 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 14, 2020, the date the unaudited interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In April 2020, the Company issued 300,000 non-registered shares of the Company's common stock for a private placement completed during three months ended March 31, 2020 (note 7).

In April 2020, the company issued 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. (note 7)

On April 20, 2020, the Company entered into a Share Exchange Agreement with Blockgration Global Corp. (“BGC”) and the shareholders of BGC. Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by shareholders of BGC for shares of common stock of the Company. Under the terms of the agreement, the Company will issue fifty million (50,000,000) newly issued shares of the common stock and seventy-five million (75,000,000) share purchase warrants to the shareholders of BGC. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

Under the terms of the agreement, 25,000,0000 shares and 6,250,000 warrants will be issued on the closing date. A second tranche of 25,000,0000 shares and 6,250,000 warrants will be issued on the closing date and will be held in escrow. These shares and warrants will be released from escrow between June 30, 2020 and December 31, 2020, upon achieving certain milestones. The remaining 62,500,000 warrants will be issued on the closing date and will be released from escrow within 90 days of the end of fiscal year 2021. The acquiree has the opportunity of earing bonus shares both in 2020 and 2021, subject to achieving targets as laid out in the agreement.

As a result of the Share Exchange Agreement, BGC will become a wholly owned subsidiary of the Company. With this acquisition, the Company will acquire controlling interest in BGC’s three subsidiaries in India and one subsidiary in Canada. BGC and its subsidiaries are engaged in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps development.

Impact of COVID-19:

The unprecedented and rapid spread of COVID-19 and the measures implemented to contain it have created a significant amount of economic volatility around the globe. The Company has taken steps to ensure the health and safety of our employees and continued service to our customers and partners, while at the same time seeking to mitigate the impact of the pandemic on our financial condition and results of operations. While the duration and extent of the impact from the COVID19 pandemic depends on future developments that cannot be accurately predicted at this time and the ultimate business and economic impact remains unknown, the conditions caused by this pandemic could adversely affect demand for our products and services, all of which could adversely affect our business, results of operations and financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, including the impact of the coronavirus (COVID-19) pandemic on our business, that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and related notes for the period ended March 31, 2020 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the financial statements and management discussion and analysis for the year ended December 31, 2019.

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

Zoompass Inc., was incorporated under the laws of Ontario on June 8, 2016.  On October 17, 2018, pursuant to an asset purchase agreement with Virtublock, certain business assets were acquired by the Company in exchange for shares of the Company.  The net assets primarily consisted of certain technology IP related to cryptocurrency exchange/wallet, certain strategic partnerships and customer contracts. On March 25, 2019, the name of the company was changed from Zoompass Inc. to Virtublock Canada Inc. (“VCI”).

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. Accordingly, $4,491 was transferred from common stock to additional paid in capital with a corresponding reduction in the number of common shares outstanding.

The Company is a Software Fintech company and continue to develop and acquire software platforms and services to sell to customers globally with a focus on leading edge technologies and software as a service.

The Company, as part of its business, will seek opportunities to acquire software companies with existing revenue streams.

The Company has incurred recurring losses from operations and as of March 31, 2020 and December 31, 2019, had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

These unaudited interim condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and condensed consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Significant Accounting Policies and Estimates

The significant accounting policies and estimates have been disclosed in the note 2 of the unaudited interim condensed interim consolidated financial statements.

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

Results of operations for the three months ended March 31, 2020

Revenue and cost of sales

The Company did not recognize any revenue for three months ended March 31, 2020 and 2019.

General and administrative and other expenses

Salaries and consultant expenses were $32,553 for the three months ended March 31, 2020 compared with $$47,062 for the same period last year. Salaries and consultant expenses were lower in the three months ended March 31, 2020 because the number of employees and consultants during the period were lower compared with the three months ended March 31, 2019, as a result of changes in management team.

Rent and occupancy costs were $1,118 during the three months ended March 31, 2020 compared with $$2,996 in the same period last year. The decrease was due to change in office location of the company during the period.

The share-based payment expense was $416,587 compared with $177,000 in the same period last year. During the three months March 31, 2020 the company issued 2,000,000 shares in a fair value of $250,000 to new Chief Executive of the company. The company issued 1,160,00 shares in a fair value of 145,000 to arm’s length third parties as compensation for services. The Company granted 3,000,000 and 2,000,000 stock options to officers, directors and consultant of the Company on January 15, 2020 and March 11, 2020 respectively and those stock options would vest over 3-year period, the fair value of vested options during the three months ended March 31, 2020 was in amount of $21,587.

There is no depreciation and amortization expense for the period ended March 31, 2020 and March 31, 2019.

Professional fees include audit and fee and in line with the amount for the prior period.

Office and sundry expense include office expenses such as supplies, insurance and additional costs incurred to support the corporate head office in addition to travel costs.  The decrease is primarily attributed to change in the nature of operations and lower operating expenses.

Filing fees and regulatory costs are costs associated with the Company's listing fees and transfer agent costs. These costs are significantly higher than corresponding period last year because the Company paid listing fees and incurred expenses on regulatory filings during the period.

The Company recognized a net loss of $619,241 or loss from per share $0.006 for the three months ended March 31, 2020. The Company recognized a net loss of $251,791 or loss per share $0.002 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As at March 31, 2020, the Company had $4,579 in cash and cash equivalents compared with $21,477 as at December 31, 2019.

Operations for three month ended March 31, 2020 were primarily financed through the issuance of shares in the common stock of the Company.

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

The Company expects the forgoing, or a combination thereof, to meet our anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited interim condensed financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Net Cash Used in Operating Activities

During the periods ended March 31, 2020, and 2019, $126,366 and $48,912 in cash, respectively, was used for operations. For both periods, the cash used in operations was primarily the result of the net loss and change in non-cash working capital.

Net Cash Provided by Investing Activities

During the periods ended March 31, 2020 and 2019, no cash was generated from or used in investing activities.

Net Cash Provided by Financing Activities

For the period ended March 31, 2020 the Company raised $151,584 from the issuance of shares and repaid $37,262 to related party. For the period ended March 31, 2019 the Company did not generate or use cash in financing activities.

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

The Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity for the period ended March 31, 2020.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future. At March 31, 2020, the Company had $4,579 in cash and cash equivalents (December 31, 2019 - $21,477).

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at March 31, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents. At March 31, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

Interest Rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates.  Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.  The Company's does not have significant interest rate risk.

Fair Values:  The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, cash held in trust and customer deposits, accounts receivables, accounts payable and client funds approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

Related Party Transactions

The balances of due to related party corporations at March 31, 2020 represent advances from related party corporations which is non-interest bearing, non-secured and due on demand.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at March 31, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

As at March 31, 2020, the Company had an amount owing to Chief Executive Officer of the Company of $7,083 (December 31, 2019 - $Nil). The amount owing relates to services provided by the Chief Executive Officer.

As at March 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During three months period ended March 31, 2020, the Company issued 3,319,162 shares of the common stock and settled the owing owed by the Company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations.

As at March 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the former Secretary and expense reimbursements.

During the three months ended March 31, 2020, $271,587 (Issuance of shares for service – 250,000, stock options expenses - $21,587) was recognized for share-based payments expense to directors, officers and related parties of the Company. No expense for share based payments to directors and officers was recognized during the three months ended March 31, 2019.

As at March 31, 2020 and December 31, 2019, the amounts owing to officers of the Company are recorded in accounts payable and accrued liabilities.

Newly Adopted And Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact this guidance may have on the condensed consolidated financial statements and related disclosures.

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the condensed consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in our condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

Off Balance Sheet Arrangements

Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Subsequent Events

The Company’s management has evaluated subsequent events up to May 14, 2020, the date the unaudited interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In April 2020, the Company issued 300,000 non-registered shares of the Company's common stock for a private placement completed during three months ended March 31, 2020.

On April 20, 2020, the Company entered into a Share Exchange Agreement with Blockgration Global Corp. (“BGC”) and the shareholders of BGC. Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by shareholders of BGC for shares of common stock of the Company. Under the terms of the agreement, the Company will issue fifty million (50,000,000) newly issued shares of the common stock and seventy-five million (75,000,000) share purchase warrants to the shareholders of BGC. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

Under the terms of the agreement, 25,000,0000 shares and 6,250,000 warrants will be issued on the closing date. A second tranche of 25,000,0000 shares and 6,250,000 warrants will be issued on the closing date and will be held in escrow. These shares and warrants will be released from escrow between June 30, 2020 and December 31, 2020, upon achieving certain milestones. The remaining 62,500,000 warrants will be issued on the closing date and will be released from escrow within 90 days of the end of fiscal year 2021. The acquiree has the opportunity of earing bonus shares both in 2020 and 2021, subject to achieving targets as laid out in the agreement.

As a result of the Share Exchange Agreement, BGC will become a wholly owned subsidiary of the Company. With this acquisition, the Company will acquire controlling interest in BGC’s three subsidiaries in India and one subsidiary in Canada. BGC and its subsidiaries are engaged in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps development.

Impact of COVID-19:

The unprecedented and rapid spread of COVID-19 and the measures implemented to contain it have created a significant amount of economic volatility around the globe. We have taken steps to ensure the health and safety of our employees and continued service to our customers and partners, while at the same time seeking to mitigate the impact of the pandemic on our financial condition and results of operations. While the duration and extent of the impact from the COVID19 pandemic depends on future developments that cannot be accurately predicted at this time and the ultimate business and economic impact remains unknown, the conditions caused by this pandemic could adversely affect demand for our products and services, all of which could adversely affect our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company" (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended March 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,030,300 non-registered shares of the Company's common stock was issued for gross proceeds of $136,584.

In January 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company.

On March 1, 2020, the Company decided to issue 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations. The shares were issued in April 2020.

In March 2020, the company issued 1,160,000 shares of the common stock to as compensation for services rendered. The fair value of these shares, in amount of $145,000, was determined by using the market price of the common stock as at the date of issuance.

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock were issued for gross proceeds of $15,000. The shares were issued in April 2020.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our three-month ended March 31, 2020.

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

Zoompass Holdings, Inc.,
Date: May 14, 2020	/s/ Emanuel (Manny) Bettencourt
Emanuel (Manny) Bettencourt Chief Executive Officer (Principal Executive Officer)

