Form 10-Q
period 2020-06-30
Zoompass Holdings, Inc.
filed 2020-08-19
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 333-203997

ZOOMPASS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2455 Cawthra Road, Unit 75, Mississauga, Ontario Canada, L5A 3P1
(Address of principal executive offices, including Zip Code)
(647) 406-1199 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 19, 2020
Common stock, $0.0001 par value	75,952,743

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Interim Condensed Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019 (audited)	F-1

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (unaudited)	F-2

Interim Condensed Consolidated Statements of Stockholders’ Deficiency for the six months ended June 30, 2020 and 2019 (unaudited)	F-3

Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)	F-4

Notes to the Interim Condensed Consolidated Financial Statements	F-5

3

Zoompass Holdings Inc.

Interim Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

		June 30. 2020	December 31, 2019
As At,	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$72,059	$21,477
Accounts receivable		188,425	—
Inventory		5,680	—
Due from related parties	9	58,371	—
Other current assets		63,584	10,563
Total current assets		388,119	32,040
Non-current assets
Property and equipment, net	4	16,789	—
Goodwill	3	3,464,158	—
Intangible assets, net	5	4,331,941	—
Operating right-of-use assets	6	200,734	—
Security deposit		1,754	—
Total non-current assets		8,015,376	—
Total assets		$8,403,495	$32,040
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	9	$1,030,493	$710,430
Notes payable	7	139,422	—
Deferred revenue		36,690	38,570
Due to related parties	9	107,435	100,201
Operating lease obligation - current portion	6	59,501	—
Long-term debt - current portion	8	17,330	—
Other current liabilities		30,400	—
Total current liabilities		1,421,271	849,201
Non-current liabilities
Contingent consideration payable	10	11,710,472	—
Operating lease obligation – long term portion	6	146,841	—
Long-term debt	8	106,104	—
Total non-current liabilities		11,963,417	849,201
Total liabilities		13,384,688	841,201
Stockholders' Deficiency
Common shares, $0.0001 par value, authorized - 500,000,000 issued and outstanding - 75,952,743
(December 31, 2019 - 109,746,036)	10	7,596	10,975
Shares to be issued		10,179,225	34,091
Additional paid in capital		28,115,864	27,104,864
Cumulative translation adjustment		381,485	186,874
Accumulated deficit		(43,969,110)	(28,153,965)
Total stockholders' equity attributed to owners		(5,284,940)	(817,161)
Non-controlling interest		303,747	—
Total stockholders' deficiency		(4,981,193)	(817,161)
Total liabilities and stockholders' deficiency		$8,403,495	$32,040

Nature of operations and going concern (note 1); Subsequent events (note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Sale of services	$86,756	—	$86,756	—
Cost of sales	(56,289)	—	(56,289)	—
Gross Profit	30,467	—	30,467	—
Expenses
Salaries and Consulting fees	180,725	70,822	213,278	117,884
Professional fees	14,625	34,167	44,924	61,635
Insurance	35,914	—	35,914	—
Filing fees and regulatory costs	4,446	—	31,949	—
Rent expense	23,803	2,976	24,921	5,972
Office and sundry expenses	15,091	4,245	15,694	10,420
Depreciation and amortization (notes 4, 5)	65,053	—	65,053	—
Software development costs	12,643	1,721	12,643	50,764
Share-based payments (note 11)	36,015	50,000	452,602	227,000
Travel expense	5,692	—	5,692	—
Impairment of goodwill	13,243,071	—	13,243,071	—
Change in fair value of contingent consideration	2,989,377	—	2,989,377	—
Bad debts	40,572	—	40,572	—
(Gain) on settlement of debt (note 10)	—	—	(33,191)	—
Foreign exchange loss (gain)	(15,564)	(46,834)	128,205	(104,787)
	16,651,463	117,097	17,270,704	368,888
Loss from operations	(16,620,996)	(117,097)	(17,240,237)	(368,888)

Income taxes expense	—	—	—	—
Net loss	$(16,620,996)	$(117,097)	$(17,240,237)	$(368,888)
Less: net loss attributable to non-controlling interest	(1,425,092)	—	(1,425,092)	—
Net loss attributable to the Company	$(15,195,904)	(117,097)	$(15,815,145)	$(368,888)
Other comprehensive income (loss)
(Loss) gain on foreign currency translation	17,227	(55,955)	194,771	(119,570)
Less: Other comprehensive income attributable to non-controlling interest	160	—	160	—
Other comprehensive income attributable to the Company	17,067	—	194,611	—
Total Comprehensive loss	$(16,603,769)	$(173,052)	$(17,045,466)	$(488,458)
Basic and diluted net loss per share	$(0.221)	$(0.001)	$(0.237)	$(0.003)
Weighted average number of common shares outstanding - basic and diluted	75,108,059	107,359,129	72,801,096	106,802,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

Six Months Ended June 30,	2020	2019
Cash flows provided by (used in) operating activities Net loss for the period	$(17,240,237)	$(368,888)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	65,053	—
Impairment of goodwill	13,243,071
Change in fair value of contingent consideration	2,989,377
Shares issued for services	452,602	227,000
Foreign exchange (gain) loss	128,205	(104,787)
Gain on settlement of debt	(33,191)	—
(Increase) Decrease in: Due from related parties	(8,856)	—
Accounts receivable	32,160	—
Other current assets	(9,902)	(8,238)
Increase (Decrease) in: Accounts payable and accrued liabilities	79,973	126,403
Due to related parties	52,773	—
Net cash used in operating activities	(248,972)	(128,510)
Cash flows provided by used in investing activities Cash acquired from BGC.	52,795	—
Net cash provided by investing activities	52,795	—
Cash flows provided by used in financing activities Proceeds from shares issued	288,586	119,231
Proceeds from CEBA loan	29,351	—
Repayment of debt	(36,011)	—
Net cash provided by financing activities	281,926	119,231
Net change in cash	85,749	842,115
Effect of exchange rate changes on cash held in foreign currencies	(35,167)	685
Cash, beginning of period	21,477	36,075
Cash, end of period	$72,059	$878,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Deficiency
(Expressed in US Dollars)

	Common shares		Shares to be issued
	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
Balance, March 31, 2020 (unaudited)	73,101,349	7,311	2,300,000	265,000	27,678,132	364,418	(28,773,206)	—	(458,345)

Share issuance for private placement	851,394	85	(300,000)	(15,000)	151,917	—	—	—	137,002
Share issuance for services	2,000,000	200	(2,000,000)	(250,000)	249,800	—	—	—	—
Share-based payment expense	—	—	—	—	36,015	—	—	—	36,015
Shares issued on business combination	—	—	41,313,430	10,179,225	—	—	—	—	10,179,225
Non-controlling interest upon acquisition								1,728, 679	1,728, 679
Non-controlling interest	—	—	—	—	—	(160)	—	(1,424,932)	(1,425,092)
Foreign currency translation adjustment	—	—	—	—	—	17,227	—	—	17,227
Net loss for the period	—	—	—	—	—	—	(15,195,904)	—	(15,195,904)
Balance, June 30, 2020 (unaudited)	75,952,743	7,596	41,313,430	10,179,225	28,115,864	381,645	(43,969,110)	303,747	(4,981,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Deficiency
(Expressed in US Dollars)

(continued)

	Common shares		Shares to be issued
	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
		$		$	$	$	$	$	$
Balance, December 31, 2019 (audited)	109,746,036	10,975	757,575	34,091	27,104,864	186,874	(28,153,965)	—	(817,161)
Share issuance for private placement	4,639,269	464	(757,575)	(34,091)	322,213	—	—	—	288,586
Share-based payment expenses – Issuance of shares for services	3,160,000	316	—	—	394,684	—	—	—	395,000
Shares issued on conversion of debt	3,319,162	332	—	—	232,010	—	—	—	232,342
Cancellation of shares	(44,911,724)	(4,491)	—	—	4,491	—	—	—	—
Share-based payment expense	—	—	—	—	57,602	—	—	—	57,602
Shares issued on business combination	—	—	41,313,430	10,179,225	—	—	—	—	10.179,225
Non-controlling interest upon acquisition	—	—	—	—	—	—	—	1,728,679	1,728,679
Non-controlling interest	—	—	—	—	—	(160)	—	(1,424,932)	(1,425,092)
Foreign currency translation adjustment	—	—	—	—	—	194,771	—	—	194,771
Net loss for the period	—	—	—	—	—	—	(15,815,145)	—	(15,815,145)
Balance, June 30, 2020 (unaudited)	75,952,743	7,596	41,313,430	10,179,225	28,115,864	381,645	(43,969,110)	303,747	(4,981,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Deficiency
(Expressed in US Dollars)

(continued)

	Common shares		Shares to be issued
	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
Balance, March 31, 2019 (unaudited)	106,450,000	10,645	—	—	26,824,948	185,844	(27,790,500)	—	(769,063)
Shares issued for services	500,000	50	—	—	49,950	—	—	—	50,000
Shares issued for cash	1,038,461	104	181,818	15,385	103,742	—	—	—	119,231
Foreign currency translation adjustment	—	—	—	—	—	(55,955)	—	—	(55,955)
Net loss for the period	—	—	—	—	—	—	(117,097)	—	(117,097)
Balance, June 30, 2019 (unaudited)	107,988,461	10,799	181,818	15,385	26,978,640	129,889	(27,907,597)	—	(772,884)

	Common shares		Shares to be issued
	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
December 31, 2018 (audited)	105,450,000	10,545	300,000	—	26,648,048	249,459	(27,538,709)	—	(630,657)
Shares issued for services	1,500,000	150	—	—	226,850	—	—	—	227,000
Shares issued for cash	1,038,461	104	181,818	15,385	103,742	—	—	—	119,231
Foreign currency translation adjustment	—	—	—	—	—	(119,570)	—	—	(119,570)
Net loss for the period	—	—	—	—	—	—	(368,888)	—	(368,888)
Balance, June 30, 2019 (unaudited)	107,988,461	10,799	481,818	15,385	26,978,640	129,889	(27,907,597)	—	(772,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

Zoompass Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013. The Company is a Software Fintech company with focus on leading edge technologies and software as a service. The company is actively seeking opportunities to acquire software companies with existing revenue streams.

In February 2017, the Company completed a 3.5-1 forward split, which was approved by shareholders of record on September 7, 2016. All share figures have been retroactively stated to reflect the stock split approved by the shareholders, unless otherwise indicated.

Effective March 6, 2018, the Company’s Canadian operating subsidiary, Zoompass, Inc., entered into an Asset Purchase Agreement (the "Agreement") for the sale of its Prepaid Card Business ("Prepaid Business") to Fintech Holdings North America Inc., or its designee. The aggregate purchase price of the Prepaid Business was C$400,000. The transaction was completed on March 26, 2018.

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

On May 31, 2020, the Company closed a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Blockgration Global Corp., an Ontario corporation and its subsidiaries ("BGC"), and the shareholders of BGC (the "BGC Shareholders"). This acquisition gives the Company controlling interest in BGC’s subsidiaries in Canada and India which is engaged in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps deployment.

The Company has incurred recurring losses from operations and as of June 30, 2020 and December 31, 2019, and had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed consolidated financial statements.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain prior year and quarter amounts have been reclassified to conform to the current-year’s presentation.

Basis of consolidation:

The unaudited interim condensed consolidated financial statements comprise the accounts of Zoompass Holdings Inc., the legal parent company, and its subsidiaries. The accounts of the subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies. All significant inter-company balances and transactions, unrealized gains or losses on transactions between the entities have been eliminated upon consolidation.

Legal Entity	Location	Ownership Interest
Zoompass Inc. (“ZM”)!	Canada	100%
Paymobile Inc. (“PM”)!	USA	100%
Mobility Fintech Solutions USA Inc. (MFS”)!	USA	100%
Blockgration Global Corp. (“BGC”)*	Canada	100%
Virtublock OU (“VO”)*	Estonia	100%
Blockline Solutions Private Ltd (“BSP”)*	India	100%
Msewa Software Solutions (“MSS”)*	India	70%
Zuum Global Services Inc. (“ZMG”)*	Canada	70%

*Those entities became subsidiaries of the Company pursuant to the acquisition transaction completed on May 31, 2020.

! No changes in the shareholding since December 31, 2019.(Note 3)

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Translation of foreign currencies

The functional currency of the Company, PM and MFS is the US dollar. The Company has determined that the functional currency of ZM, BGC and ZMG is the Canadian dollar. (references to which are denoted "C$"), for BSP and MSS is the Indian Rupees and for VO is the Euro. The reporting currency of the Company is US Dollar.

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

Translation of functional currencies to reporting currencies for assets and liabilities is done using the exchange rates at each balance sheet date; revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction; shareholders' equity is translated at historical rates. Adjustments resulting from translating the consolidated financial statements into the US Dollar are recorded as a separate component of accumulated other comprehensive income in the statement of changes in stockholders’ deficiency.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Revenue recognition

The Company is engaged in the business of enabling various electronic payment transactions including mobile recharges, DTH charges, Bill collection including mobile bills, utility bills, Domestic money transfer, Travel bookings and has business arrangements with various service providers, billers and similar entities for managing various electronic payments and collections services. The Company entered into contract with all the customers and recognize revenue upon service rendered. Each contract represents a single performance obligation. The Company has fixed price per transaction based on the nature of recharges done by the customer and also based on the monthly support cost agreed in the agreement.

The Company is engaged in other computer related activities including provisions for IT services and solutions. The Company entered into contract with all the customers and recognize revenue upon service rendered.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new guidance effectively on January 1, 2020. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company's overall system of internal control. While the adoption of this ASU did not have a material impact on the Company's consolidated financial statements, it required changes to the Company's process of estimating expected credit losses on trade receivables.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

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

Trademark – 8 years

Customer base – 5 years

Intellectual property/Technology – 10 years

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

The Company assesses the carrying value of goodwill, indefinite-lived intangible assets and intangible assets with definite lives, such as Trademark, Intellectual property/Technology, and customer base for potential impairment annually as of December 31, or more frequently if events or changes in circumstances indicate such assets might be impaired.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ACQUISITIONS OF BUSINESS

Acquisition of Virtublock Global Corp:

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
—

On February 27, 2020, the Company terminated the agreement with Virtublock Global Corp. and cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement. Pursuant to a General Release agreement, each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ACQUISITIONS OF BUSINESS (continued)

Acquisition of Blockgration Global Corp:

On May 31, 2020, the Company closed a share exchange agreement with Blockgration Global Corp. and its subsidiaries, wherein the Company acquired all of the outstanding shares of common stock of Blockgration Global Corp., a company incorporated in Ontario, Canada, that is in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps development and performance driven web-based applications, for an aggregate purchase price of $18,900,320. The consideration is to be paid by issue of common shares and share purchase warrants in the Company as follows:

i)	41,313,430 newly issued common shares in the Company, fifty percent (50%) of which will be release upon closing and the balance will be released upon meeting certain revenue milestones
ii)	56,186,560 share purchase warrants at an exercise price of $0.25, valid for 3 years

Further, the Company will also issue bonus shares and share purchase warrants on a pro rata basis after the end of each applicable fiscal year, upon achievement of certain operational milestones withing a defined time period

a)	2020 Bonus shares – 5,000,000 shares and 5,000,000 warrants
b)	2021 Bonus shares – 5,000,000 shares and 5,000,000 warrants

Under the acquisition method of accounting, the total purchase price reflects the tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition. The following table summarizes the preliminary allocation of the purchase price of Blockgration Global Corp., and its subsidiaries:

Consideration
Common shares/warrants	7,255,849
Contingent shares/warrants (recorded as contingent liability)	11,644,471
Total consideration	$18,900,320

Net assets acquired
Cash and cash equivalents	$52,795
Accounts receivable	220,213
Inventory	5,838
Right-of-use asset	39,922
Other assets	53,083
Property and equipment	17,674
Goodwill	16,711,559
Intangible assets	4,385,000
Accounts payable and accrued liabilities	(516,788)
Note and debt payable	(263,639)
Other liabilities	(76,658)
Non-controlling interest	(1,728,679)
Total net assets acquired	$18,900,320

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Goodwill has been provided in the transaction based on estimates of future earnings of Blockgration Global Corp. and its subsidiaries, including anticipated synergies associated with the positioning of the combined company.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Cost	Office equipment

Balance at December 31, 2019	$—
Additions on acquisition (note 3)	26,773
Foreign exchange	98
Balance at June 30, 2020 (unaudited)	$26,871

Accumulated depreciation	Office equipment
Balance at December 31, 2019	$—
Additions (note 3)	9,099
Depreciation for the period	983
Balance at June 30, 2020 (unaudited)	$10,082

Balance at December 31, 2019	$—
Balance at June 30, 2020 (unaudited)	$16,789

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

Cost		Intellectual	Customer
	Tradenames	Property	base	Total
Balance at December 31, 2019	$—	$—	$—	$—
Additions (note 3)	418,000	768,000	3,199,000	4,385,000
Foreign exchange	—	-	11,012	11,012
Balance at June 30, 2020	$418,000	$768,000	$3,210,012	$4,396,012

Accumulated Amortization		Intellectual	Customer
	Tradename	Property	base	Total

Balance at December 31, 2019	$—	$—	$—	$—
Additions on acquisition (note 3)	—	-
Amortization	4,354	6,400	53,317	64,071
Foreign exchange	—	—	—	—
Balance at June 30, 2020	$4,354	$6,400	$53,317	$64,071

Balance at December 31, 2019	$—	$—	$—	$—
Balance at June 30, 2020	$413,646	$761,600	$3,156,695	$4,331,941

The fair value of the above intangible assets is provincial pending receipt of the final independent valuations for these assets.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT (continued)

Goodwill	Total
$
Balance at December 31, 2019	—
Acquisition (note 3)	16,711,559
Impairment in 2020	(13,243,071)
Foreign exchange	(4,330)
Balance at June 30, 2020 (unaudited)	3,464,158

NOTE 6 – OPERTAING RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

The right-of-use asset consist of the operating lease for the Company's office facility in Toronto and office lease facility for one of the Company’s subsidiary are amortized over the remaining term of the lease of 33 and 36 months, respectively.

The Company adopted ASC 842 – Leases using the modified retrospective cumulative catch-up approach. Under this approach, the Company did not restate its comparative amounts and recognized a right-of-use asset equal to the present value of future lease payments. The Company elected to apply the practical expedient to only transition contracts which were previously identified as leases and elected to not recognize right-of-use assets and lease obligation for leases of low value assets.

ASC 842 – right-of-use asset recognition	$240,809
$
Balance at June 1, 2020 (see note 3)	39,922
Additions	175,214
Amortization	(14,912)
Foreign exchange	510
Balance at June 30, 2020 (unaudited)	200,734

Lease obligation
$
Balance at June 1, 2020	40,303
Additions	175,214
Repayment of interest accretion	(9,574)
Foreign exchange	399
Balance at June 30, 2020 (unaudited)	206,342

Current portion of operating lease obligation	59,501
Noncurrent portion of operating lease obligation	146,841

The operating lease expense was $19,005 for the quarter ended June 30, 2020 ($Nil – June 30, 2019) and included in rent expense.

At the commencement date of the lease, the lease liability was measured at the present value of the lease payments that were not paid at that date. The lease payments are discounted using an interest rate of 10.8% for the Company and 17% for the Company’s subsidiary, which is the estimated incremental borrowing rate.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 7 – NOTES PAYABLE

In July 2018, the Company’s subsidiary BGC obtained loan of $36,650 (C$50,000) from an unrelated third party for payment of operating expenses for a term of two years bearing no interest and repayable on demand. The balance of the loan at June 30, 2020 is $36,690 (December 31, 2019 - $Nil).

In September 2019, the Company’s subsidiary BGC obtained loan of $23,142 (C$30,000) from an unrelated third party for payment of operating expenses for a term of one year bearing no interest and repayable on demand. The balance of the loan at June 30, 2020 was $22,014 (December 31, 2019 - $Nil).

In February 2020 and April 2020, the Company’s subsidiary BGC obtained loan of $60,264 (C$80,000) and $22,014 (C$30,000) from a shareholder for payment of operating expenses for a term of one year bearing no interest and repayable on demand. The balance of the loans at June 30, 2020 was $80,718 (December 31, 2019 - $Nil).

NOTE 8– LONG TERM DEBT

At June 30, 2020, long term debt consisted of the following:

a)	On November 30, 2019, a subsidiary of the Company obtained an unsecured loan from Tata Capital in the amount of $26,677 (Indian Rupees 2,015,000) repayable over a period of 40 months at interest rate of 17.99%. The balance of the loan at June 30, 2020 was $27,219.
b)	On January 30, 2020, a subsidiary of the Company obtained an unsecured loan from ICICI Bank in the amount of $33,098 (Indian Rupees 2,500,000) repayable over a period of 40 months at interest rate of 17%. The balance of the loan at June 30, 2020 was $32,406.
c)	On January 30, 2020, a subsidiary of the Company obtained an unsecured loan from IDFC First Bank Limited in the amount of $33,760 (Indian Rupees 2,550,000) repayable over a period of 36 months at interest rate of 17%. The balance of the loan at June 30, 2020 was $34,458.
d)	During the period ended June 30, 2020, a subsidiary of the Company received Canada Emergency Business Account loan for COVID-19 relief amounting to $29,351 (C$ 40,000), unsecured and non-interest bearing, repayable by December 31, 2022.

Total long term debt	$123,434
Less: current portion	(17,330)
Long term debt, net of current portion	$106,104

The future commitments for long term debt are as follows:

Year ended
2020	$17,330
2021	40,209
2022	64,772
2023	1,123
Total	$123,434

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

The balances of due to and due from related party corporations at June 30, 2020 represent advances and payment from/to related party corporations which is non-interest bearing, non-secured and due on demand. The amount of $100,201 that is recorded as due to related parties at December 31, 2019 are eliminated upon consolidation.

The amounts due from related company at June 30, 2020 of $58,371 (December 31, 2019 - $Nil) is comprised of $50,290 (December 31, 2019 - $Nil) representing the net amounts transferred during the period and due from related companies. A former officer of the Company was Chief Executive Officer of the related companies. It also includes an amount of advance of $8,081 (December 31, 2019 - $Nil) to a shareholder of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The due to related parties at June 30, 2020 of $107,435 (December 31, 2019 - $100,201) is comprised of $76,939 (December 31, 2019 - $Nil) representing amount due to the company under significant influence of a shareholder of the Company. It also includes an amount of $30,496 (December 31, 2019 - $Nil) paid to shareholders of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES (continued)

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at June 30, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

a)	As at June 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During the six months period ended June 30, 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations. (Note 10).

b)	As at June 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

During the period ending June 30, 2020, $307,601 (Issuance of shares for service – 250,000, stock options expenses - $57,601) was recognized for share-based payments expense to directors and officers of the Company. No expense for share-based payments to directors and officers was recognized during the period ending June 30, 2019.

As at June 30, 2020, the Company had an amount owing to the Chief Executive Officer for $29,352 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

As at June 30, 2020, the Company had an amount owing to the Chief Financial Officer for $6,865 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

NOTE 10 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

Shares issued on private placement:

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

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock was issued in April 2020 for gross proceeds of $15,000.

In June 2020, the Company issued total of 551,394 non-registered shares of common stock for net proceeds in the amount of $137,002.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Common Stock (continued)

Shares issued on conversion of debt:

In January 2020, the Company issued 3,319,162 shares of the common stock to settle debts owed by the company in the amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company (note 9). The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations.

Cancellation of shares:

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. (note 1). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock Global Corp. was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock Global Corp. assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisted of a transfer of $4,491 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding.

Shares issued for services:

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

Shares issued in year 2019:

On January 20, 2019 and April 20, 2019, the company issued 1,000,000 and 500,000 shares of the common stock, respectively, to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000 and $50,000 respectively, was determined by using the market price of the common stock as at the date of issuance and charged to statement of operations.

In April 2019, the Company received $15,385 (C$20,000) subscription fund from an investor and issued 181,818 non-registered shares of the Company’s common stock in July 2019.

In May 2019, the Company completed several private placements for the sale of non-registered shares of the Company’s common stock. As a result of these private placements 1,038,461 non-registered shares of the Company’s common stock was issued for proceeds of $103,846 (C$135,000).

Shares to be issued

On acquisition of BGC:

On April 20, 2020, the Company and its shareholders entered into a Share Exchange Agreement with Blockgration Global Corp. (“BGC”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by its shareholders for shares of common stock of the Company. Under the terms of the amended agreement, the Company will issue forty one million three hundred and thirteen thousand four hundred and thirty (41,313,430) newly issued shares of the common stock and fifty six million one hundred and eighty six thousand five hundred and sixty (56,186,560) share purchase warrants to the shareholders of the Company. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

Shares to be issued (continued)

The shares to be issued for this acquisition was calculated using the market price of the shares of the Company on May 31, 2020, the date of closing of the transaction. The value of the contingent consideration common shares and warrants to be issued for this acquisition was calculated using the Black-Scholes pricing model and the projected earnout dates discounted at the cost of equity. The total price was determined to be $18,900,320. The amount of contingent consideration on the date of acquisition was $11,644,471. This was revalued at June 30, 2020 and the change in fair value of $2,989,377 was recorded in the Statement of operations.

On May 31, 2020, common shares of 20,656,720 and warrants of 4,682,026 was released. The common shares were assigned a value of $6,197,015 and the warrants $1,058,834, total amounting to $7,255,849 was recorded as shares to be issued.

On June 30, 2020, common shares of 6,885,573 and warrants of 1,560,675 was released based on the revenue targets. The fair value was determined to be $2,923,376 was recorded as shares to be issued.

NOTE 11 – SHARE-BASED PAYMENTS

On January 15, 2020, the Company issued 3,000,000 common stock purchase options at an exercise price of $0.10 to directors, officers and consultants of the Company. 83,415 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 3,000,000 stock options were assigned a fair value of $172,168 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 1.54%; expected volatility of 124%; expected dividend yield – nil; expected life of 7 years. For six months ended June 30, 2020, 500,070 options vested and the fair value of those vested options, in amount of $28,685, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On March 1, 2020, the Company decided to issue 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision of issuance and recognized in statement of operations with a credit in shares to be issued. (Note 9)

On March 1, 2020, the Company issued 1,160,000 shares of the common stock to arm’s length third parties as compensation for services rendered. The fair value of these shares, in amount of $145,000, was determined by using the market price of the common stock as at the date of issuance.

On March 11, 2020, the Company granted 2,000,000 common stock purchase options at an exercise price of $0.10 to two directors of the Company. 55,610 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 2,000,000 stock options were assigned a fair value of $260,195 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 0.57%; expected volatility of 130%; expected dividend yield – nil; expected life of 7 years. For six months ended June 30, 2020, 222,272 options vested and the fair value of those vested options, in amount of $28,916, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance.

On April 20, 2019, the Company issued 500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $50,000, was determined by using the market price of the common stock as at the date of issuance.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Period ended June 30, 2020 ($)	Period ended June 30, 2019 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Share issued for services	January 20, 2019	N/A	1,000,000	N/A	—	177,000	0.177	—	—	—	—
Stock options for services	April 20, 2019	N/A	500,000	N/A		50,000	0.10	—	—	—	—
Stock options	January 15, 2020	7 years	3,000,000	0.10	28,685	—	0.07	1.54%	124%	Nil	6.79
Share issued for services	March 1, 2020	N/A	1,160,000	N/A	145,000	—	0.12	—	—	—	—
Share issued for services	March 1, 2020	N/A	2,000,000	N/A	250,000	—	0.11	—	—	—	—
Stock options	March 11, 2020	7 years	2,000,000	0.10	28,917	—	0.14	0.57%	130%	Nil	6.95
					$452,602	$227,000

As at June 30, 2020, the Company has the following stock options and deferred stock units:

		Contractual		Number of units	Weighted Average Exercise
Award	Fair Value	Life (years)	Units	vested	Price (C$)
Options	172,168	6.42	3,000,000	500,070	0.10
Options	260,195	6.70	2,000,000	222,272	0.10
Total	432,363		5,000,000	722,342

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements. Future requirements may be met through a combination of credit and access to capital markets. The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary. Should management decide to increase its operating activity, more funds than what is currently in place would be required. It is not possible to predict whether financing efforts will be successful or sufficient in the future. At June 30, 2020, the Company had $72,059 in cash and cash equivalents (December 31, 2019 - $21,477).

Currency risk: The Company and its subsidiaries expenditures are incurred in Indian Rupees, Canadian and US dollars. The results of the Company's operations are subject to currency translation risk. The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures. As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at June 30, 2020, the Company's credit risk is primarily attributable to accounts receivable and cash and cash equivalents. At June 30, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company's does not have significant interest rate risk.

Fair values: The carrying amounts reported in the unaudited interim condensed consolidated balance sheet for cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities and notes payable approximate fair value because of the short period of time between the origination of such instruments and their expected realization.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitment

There were no commitments as of June 30, 2020 and December 31, 2019.

Contingencies

a)	During the year ended December 31, 2017, the Company learned that a class action complaint (the “Class Action Complaint”) had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey. The Class Action Complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock. The Company has been served with the Class Action Complaint. The Company has analyzed the Class Action Complaint and, based on that analysis, has concluded that it is legally deficient and otherwise without merit. The Company intends to vigorously defend against these claims.

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint. Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey. The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018. On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice. Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019. On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 10, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit. As of May 27, 2020, the Class Action Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

b)	Also during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court. The state court action subsequently was removed to federal court. The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock. The Company has been served with the Derivative Complaints. The Company has analyzed them and, based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit. As of May 27, 2020, the Derivative Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

The Company was also served with a third derivative action, which was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court. Subsequently, this case was removed to federal court. As of May 27, 2020, the Derivative Complaint, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

As of June 30, 2020, there are no legal proceedings involving the Company.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 19, 2020, the date the unaudited interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 15, 2020, the Company entered into certain Intellectual Property Rights Purchase and Transfer Agreement with Moxie Holdings Private Ltd., an Indian corporation for (i) cash consideration of $1.2 million to be paid in installments, (ii) four million (4,000,000) newly issued shares of common stock, and (iii) warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.50 per share valid for three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and related notes for the three and six months ended June 30, 2020 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the annual financial statements and management discussion and analysis for the year ended December 31, 2019 filed on Form 10-K.

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

Business Overview

The Company is a Software Fintech company and continue to develop and acquire software platforms and services to sell to customers globally with a focus on leading edge technologies and software as a service. The company is actively seeking opportunities to acquire software companies with existing revenue streams.

Zoompass Holdings, Inc. formerly known as UVIC. Inc. ("Zoompass Holdings" or the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013.

In February 2017, the Company completed a 3.5-1 forward split, which was approved by shareholders of record on September 7, 2016. All share figures have been retroactively stated to reflect the stock split approved by the shareholders, unless otherwise indicated.

Effective March 6, 2018, the Company’s Canadian operating subsidiary, Zoompass, Inc., entered into an Asset Purchase Agreement (the "Agreement") for the sale of its Prepaid Card Business ("Prepaid Business") to Fintech Holdings North America Inc., or its designee. The aggregate purchase price of the Prepaid Business was C$400,000. The transaction was completed on March 26, 2018.

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

On May 31, 2020, the Company closed a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Blockgration Global Corp., an Ontario corporation and its subsidiaries ("BGC"), and the shareholders of BGC (the "BGC Shareholders"). This acquisition gives the Company controlling interest in BGC’s subsidiaries in Canada and India which is engaged in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps deployment.

On July 15, 2020, the Company entered into certain Intellectual Property Rights Purchase and Transfer Agreement with Moxie Holdings Private Ltd., an Indian corporation for (i) cash consideration of $1.2 million to be paid in installments, (ii) four million (4,000,000) newly issued shares of common stock, and (iii) warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.50 per share valid for three years.

The Company has incurred recurring losses from operations and as of June 30, 2020 and December 31, 2019, had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for software products and services. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for potential clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that is beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of directors.

In addition, in December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic and the government responses to the outbreak presents uncertainty and risk with respect to the Company and its performance and financial results.

Business Developments

Completed the acquisition of Blockgration Global Corp., and its subsidiaries through a share exchange agreement thereby giving the Company potential revenues from the many significant contracts for the prepaid card platform and digital wallets.

Completed the purchase of the Digital asset platform putting in place the infrastructure required to expand on the multicurrency and cross border technology platform globally.

Appointed executive officers at the corporate level to channel the operations of the Company.

Our Business Model and Objectives

For the near term, our business objectives include:

·	Continue to leverage our ability as a Program Manager in Asia including India and Singapore, Europe and North America to issue prepaid cards
·	Target to launch the Ride Hail platform in Vancouver, Canada for the taxi association
·	Target to launch the Agriculture Supply Chain platform in the Jamaican market

Results of operations for the three months ended June 30, 2020 and 2019

The following table shows our results of operations for the three months ended June 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Dollars	Percentage
Revenues	$86,756	$—	$86,756	100%
Operating expenses	475,304	117,097	358,207	305%
Loss from operations	(388,548)	(117,097)	(271,451)	231%
Other Expenses:
Change in fair value of contingent consideration	(2,989,377)	—	(2,989,377)	100%
Impairment of goodwill	(13,243,071)	—	(13,243,071)	100%
Net loss	(16,620,996)	(117,097)	(16,503,899)	—

Revenue

Total revenue for the three months ended June 30, 2020 was $86,756 which represented an increase of 100%, compared to total revenue of $Nil for the three months ended June 30, 2019. On May 31, 2020, the Company completed acquisition of Blockgration Global Corp and its subsidiaries and the revenue is the result of this acquisition for the month of June 2020. The revenue for the month is relatively lower than the historical amounts due to the impact of COVID-19. The Company did not recognize any revenue for three months ended June 30, 2019.

Operating Expenses

	Period		Change
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Dollars	Percentage
Staff related expenses	$195,350	$104,989	$90,361	86%
Salaries and consulting fees	180,725	70,822
Professional fees	14,625	34,167
Research and development	68,932	1,721	67,211	3905%
Cost of sales	56,289	—
Software development costs	12,643	1,721
General and administrative	84,946	7,221	77,725	1076%
Insurance	35,914	—
Filing fees and regulatory costs	4,446	—
Rent expense	23,803	2,976
Office and sundry expense	15,091	4,245
Travel expense	5,692	—
Bad debts	40,572	—	40,572	100%
Share-based payments	36,015	50,000	(13,985)	-28%
Depreciation and amortization	65,053	—	65,053	100%
Other expenses	(15,564)	(46,834)	31,270	-67%
(Gain) on settlement of debt	—	—
Foreign exchange loss (gain)	(15,564)	(46,834)
Total operating expenses	475,304	117,097	358,207	305%

Our operating expenses were comprised of staff related costs, research and development costs, general and administrative, share-based payments, depreciation and amortization and other expenses. Our operating expenses during the three months period ended June 30, 2020 and 2019 were $475,304 and $117,097, respectively. The overall increase of $358,207 was primarily attributable to the following changes in operating expenses of:

·	Staff related expenses increased by $90,361. In comparing the three months ended June 30, 2020 and June 2019 this increase was primarily attributed to the staff expenses for Blockgration Global Corp. and its subsidiaries for June 2020 for approximately 50 employees in India, including benefits that were not previously accrued.
·	Research and development cost increased by $67,211. For the purpose of analysis, we have classified the cost of generating revenue from the operations in Blockgration Global Corp. and its subsidiaries as development costs and the increase is primarily related to this cost.

·	General and administrative expenses increased by $77,725. The increase is primarily related to the insurance premium by

$35,914 for the three months ended June 30, 2020 for Officers and directors at the corporate level and rent and office expenses for Blockgration Global Corp. and its subsidiaries.

·	Bad debt expenses for the three months ended June 30, 2020 amounted to $40,572. This is the uncollectable portion of receivables that were written off due to the impact of COVID-19.
·	Share-based payments decreased by $13,985. The Company granted 3,000,000 and 2,000,000 stock options to officers, directors and consultant of the Company on January 15, 2020 and March 11, 2020 respectively and those stock options would vest over 3-year period, the fair value of vested options during the three months ended June 30, 2020 was in amount of $36,015. On April 20, 2019, the Company issued 500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares was determined to be in the amount of $50,000.
·	Depreciation and amortization increased by $65,053 all of this relates to the assets acquired from Blockgration Global Corp. and its subsidiaries.
·	Other expenses increased by $31,270 primarily relating to the foreign currency exchange rate difference for transactions at the corporate office.

Net loss

The Company reported a net loss of $16,620,996 for the three months ended June 30, 2020, compared to net loss of $117,097 for the three months ended June 30, 2019 after taking an impairment on goodwill acquired by $13,243,071 and change in fair value of contingent consideration of $2,989,377. The change is due to the reasons discussed above.

Results of operations for the six months ended June 30, 2020 and 2019

The following table shows our results of operations for the six months ended June 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Dollars	Percentage
Revenues	$86,756	$—	$86,756	100%
Operating expenses	1,094,545	368,888	725,657	196%
Loss from operations	(1,007,789)	(368,888)	(638,901)	173%
Other Expenses
Change in FV of contingent consideration	(2,989,377)	—	(2,989,377)	—
Impairment of goodwill	(13,243,071)	—	(13,243,071)	—
Net loss	(17,240,237)	(368,888)	(16,871,349)	—

Revenue

Total revenue for the six months ended June 30, 2020 was $86,756 which represented an increase of 100%, compared to total revenue of $Nil for the six months ended June 30, 2019. On May 31, 2020, the Company completed acquisition of Blockgration Global Corp and its subsidiaries and the revenue is the result of this acquisition for the month of June 2020. The Company did not recognize any revenue for six months ended June 30, 2019.

Operating Expenses

Our operating expenses were comprised of staff related costs, research and development costs, general and administrative, share-based payments, depreciation and amortization and other expenses. Our operating expenses during the six months period ended June 30, 2020 and 2019 were $1,094,545 and $368,888, respectively. The increase of $725,657 is primarily due to the increase in share-based payments by $225,602, depreciation and amortization by $95,718, bad debts of $40,572 and foreign exchange conversion difference by $199,801 as shown in the table below:

	Period		Change
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Dollars	Percentage
Staff related expenses	$258,202	$179,519	$78,683	44%
Salaries and consulting fees	213,278	117,884
Professional fees	44,924	61,635
Research and development	68,932	50,764	18,168	36%
Cost of sales	56,289	—
Software development costs	12,643	50,764
General and administrative	114,170	16,392	97,778	596%
Insurance	35,914	—
Filing fees and regulatory costs	31,949	—
Rent expense	24,921	5,972
Office and sundry expense	15,694	10,420
Travel expense	5,692	—
Bad debts	40,572	—	40,572	100%
Share-based payments	452,602	227,000	225,602	99%
Depreciation and amortization	65,053	—	65,053	100%
Other expenses	95,014	(104,787)	199,801	-191%
(Gain) on settlement of debt	(33,191)	—
Foreign exchange loss (gain)	128,205	(104,787)
Total operating expenses	1,094,545	368,888	725,657	196%

Net loss

We had net loss of $17,240,237 for the six months period ended June 30, 2020, after taking an impairment on goodwill of $13,243,071 and change in fair value of contingent consideration of $2,989,377, compared to net loss of $368,888 for the six months period ended June 30, 2019. The change is primarily due to the reasons discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended June 30, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of June 30, 2020, we had a cash balance of $72,059, accounts receivable of $188,425 and $1,421,271 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	June 30, 2020	December 31, 2019
Current assets	$388,119	$32,040
Current liabilities	1,421,271	849,201
Working capital	(1,033,152)	(817,161)

As of June 30, 2020, and December 31, 2019, we had a cash balance of $72,059 and $21,477, respectively.

Summary of Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash used in operating activities	$(248,972)	$(128,510)
Net cash provided by investing activities	$52,795	$—
Net cash provided by financing activities	$281,926	$119,231

Net cash used in operating activities.

Net cash used in operating activities for the six months ended June 30, 2020 was $248,972, which included a net loss of $17,240,237, non-cash activity such as impairment of goodwill of $13,243,071, change in fair value of contingent consideration of $2,989,377, gain on settlement of debt of ($33,191), change in operating assets of $146,148, foreign exchange loss of $128,205, shares issued for services of $452,602, and depreciation and amortization of $65,053 to derive the uses of cash in operations.

Net cash provided by investing activities.

Net cash provided by investing activities for the six months ended June 30, 2020 was $52,795 which was the cash acquired from Blockgration Global and its subsidiaries.

Net cash provided by financing activities.

Net cash provided by financing activities for the six months ended June 30, 2020 was $281,926. This is the proceeds from common shares issued in the Company for the period.

Off Balance Sheet Arrangements

Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 9, 2020.

Related Party Transactions

The balances of due to and due from related party corporations at June 30, 2020 represent advances and payment from/to related party corporations which is non-interest bearing, non-secured and due on demand. The amount of $100,201 that is recorded as due to related parties at December 31, 2019 are eliminated upon consolidation.

The amounts due from related company at June 30, 2020 of $58,371 (December 31, 2019 - $Nil) is comprised of $50,290 (December 31, 2019 - $Nil) representing the net amounts transferred during the period and due from related companies. A former officer of the Company was Chief Executive Officer of the related companies. It also includes an amount of advance of $8,081 (December 31, 2019 -  $Nil) to a shareholder of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The due to related parties at June 30, 2020 of $107,435 (December 31, 2019 - $100,201) is comprised of $76,939 (December 31, 2019 - $Nil) representing amount due to the company under significant influence of a shareholder of the Company. It also includes and amount of $30,496 (December 31, 2019 - $Nil) paid to shareholders of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at June 30, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

c)	As at June 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During the six months period ended June 30, 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations.

d)	As at June 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

During the period ending June 30, 2020, $307,601 (Issuance of shares for service – 250,000, stock options expenses - $57,601) was recognized for share-based payments expense to directors and officers of the Company. No expense for share based payments to directors and officers was recognized during the period ending June 30, 2019.

As at June 30, 2020, the Company had an amount owing to the Chief Executive Officer for $29,352 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

As at June 30, 2020, the Company had an amount owing to the Chief Financial Officer for $6,865 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company" (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended June 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

a)	During the year ended December 31, 2017, the Company learned that a class action complaint (the “Class Action Complaint”) had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey. The Class Action Complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock. The Company has been served with the Class Action Complaint. The Company has analyzed the Class Action Complaint and, based on that analysis, has concluded that it is legally deficient and otherwise without merit.

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint. Additionally, subsequent to the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey. The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018. On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice. Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019. On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 10, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit. As of May 27, 2020, the Class Action Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts

b)	Also during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court. The state court action subsequently was removed to federal court. The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock. The Company has been served with the Derivative Complaints. The Company has analyzed them and, based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit.

The Company was also served with a third derivative action, which was filed March 23, 2018, against the Company’s Directors and Chief Executive Officer, President, and Corporate Secretary, and nominally against the Company, in Nevada state court. Subsequently, this case was removed to federal court. As of May 27, 2020, the Derivative Complaint, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

As of date hereof, there are no legal proceedings involving the Company.

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

In March 2020, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 300,000 non-registered shares of the Company's common stock was issued in April 2020 for gross proceeds of $15,000.

In April, 2020, the Company issued 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations.

In June 2020, the Company issued total of 551,394 non-registered shares of common stock for net proceeds in the amount of $137,002.

Shares to be issued

On April 20, 2020, the Company and its shareholders entered into a Share Exchange Agreement with Blockgration Global Corp. (“BGC”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by its shareholders for shares of common stock of the Company. Under the terms of the amended agreement, the Company will issue fourty one million three hundred and thirteen thousand four hundred and thirty (41,313,400) newly issued shares of the common stock and fifty six million one hundred and eighty six thousand five hundred and sixty (56,186,560) share purchase warrants to the shareholders of the Company. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our six-month ended June 30, 2020.

ITEM 6. EXHIBITS

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

Zoompass Holdings, Inc.,
Date: August 19, 2020	/s/ Emanuel (Manny) Bettencourt
Emanuel (Manny) Bettencourt Chief Executive Officer (Principal Executive Officer)