Form 10-Q
period 2020-09-30
Zoompass Holdings, Inc.
filed 2020-11-23
CIK 1635748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 333-203997

ZOOMPASS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2455 Cawthra Road, Unit 75 Mississauga, Ontario Canada, L5A 3P1
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 23, 2020
Common stock, $0.0001 par value	104,009,458

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Interim Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019 (audited)	F-1

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (unaudited)	F-2

Interim Condensed Consolidated Statements of Stockholders’ Deficiency for the three and nine months ended September 30, 2020 and 2019 (unaudited)	F-3

Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	F-6

Notes to the Interim Condensed Consolidated Financial Statements	F-7

3

Zoompass Holdings Inc.

Interim Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

As At,	Note	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS
Current assets
Cash and cash equivalents		$102,058	$21,477
Accounts receivable		651,554	—
Inventory		5,838	—
Due from related parties	9	45,307	—
Other current assets		90,669	10,563
Total current assets		895,426	32,040
Non-current assets
Property and equipment, net	4	25,861	—
Goodwill	3	3,464,158	—
Intangible assets, net	5	7,246,559	—
Right-of-use asset	6	203,213	—
Deposit		1,791	—
Total non-current assets		10,941,582	—
Total assets		$11,837,008	$32,040
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	9	$1,546,190	$710,430
Notes payable	7	146,192	—
Deferred revenue		47,169	38,570
Due to related parties	9	134,501	100,201
Lease obligation - current portion	6	67,991	—
Long-term debt - current portion	8	868,917	—
Other current liabilities		59,083	—
Total current liabilities		2,870,043	849,201
Non-current liabilities
Lease obligation - long term portion	6	156,802	—
Long-term debt	8	333,241	—
Contingent consideration payable	10	7,783,091	—
Total non-current liabilities		8,273,134	849,201
Total liabilities		11,143,177	849,201

Shareholders' Equity (Deficiency)
Common shares, $0.0001 par value, authorized - 500,000,000 issued and outstanding - 103,009,458 (December 31, 2019 - 109,746,036)	10	10,302	10,975
Shares to be issued		4,982,524	34,091
Additional paid in capital		38,106,956	27,104,864
Cumulative translation adjustment		271,854	186,874
Accumulated deficit		(42,944,503)	(28,153,965)
Total shareholders' equity attributed to owners		427,133	(817,161)
Non-controlling interest		266,698	—
Total shareholders' equity (deficiency)		693,831	(817,161)
Total liabilities and shareholders' equity (deficiency)		$11,837,008	$32,040

 Nature of operations and going concern (note 1); Subsequent events (note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Sale of services	$671,251	—	758,007	—
Cost of sales	(342,730)	—	(399,019)	—
Gross Profit	328,521	—	358,988	—
Expenses Salaries and Consulting fees	313,973	138,982	527,251	256,866
Professional fees	54,214	26,353	99,138	87,988
Insurance	36,816	—	72,730	—
Filing fees and regulatory costs	7,026	—	38,975	2,406
Rent expense	54,431	6,683	79,352	12,655
Office and sundry expenses	8,780	32,467	24,474	40,488
Depreciation and amortization (notes 4, 5)	195,162	—	260,215	—
Software development costs	1,192	28,246	13,835	79,010
Share-based payments (note 11)	680,029	—	1,132,631	227,000
Travel expense	229	—	5,921	—
Bad debts	5,333	—	45,905	—
(Gain) on settlement/revaluation of debt (note 8, 10)	(126,376)	—	(159,567)	—
Foreign exchange loss (gain)	(83,945)	23,395	44,260	(81,399)
	1,146,864	256,126	2,185,120	625,014
Loss from operations	(818,343)	(256,126)	(1,826,132)	(625,014)
Other income (expense)
Impairment of goodwill	—	—	(13,243,071)	—
Interest accretion	(61,118)	—	(61,118)	—
Change in fair value of contingent consideration (note 10)	1,868,233	—	(1,121,144)	—
	1,807,115	—	(14,425,333)	—
Income (Loss) before taxes	988,772	(256,126)	(16,251,465)	(625,014)
Income taxes
Current expense	—	—	—	—
Net Income (loss)	$988,772	$(256,126)	$(16,251,465)	$(625,014)
Less: net loss attributable to non-controlling interest	(35,835)	—	(1,460,927)	—
Net Income (loss) attributable to the Company	$1,024,607	(256,126)	$(14,790,538)	$(625,014)
Other Comprehensive income (loss) (Loss) Gain on foreign currency translation	(110,845)	29,081	83,926	(90,490)
Less: Other comprehensive income attributable to non-controlling interest	(1,214)	—	(1,054)	—
Total Comprehensive Income (loss)	$877,927	$(227,045)	$(16,167,539)	$(715,504)
Basic and diluted net income (loss) per share	$0.012	$(0.002)	$(0.213)	$(0.006)
Weighted average number of common shares outstanding - basic and diluted	83,514,491	108,692,762	76,359,739	107,441,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Equity
(Expressed in US Dollars)

	Common shares		Shares to be issued

	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
Balance, June 30, 2020 (unaudited)	75,952,743	7,596	41,313,430	10,179,225	28,115,864	381,485	(43,969,110)	303,747	(4,981,193)

Shares and warrants issuance for private placement	400,000	40			99,960	—	—	—	100,000
Share issuance for services	2,000,000	200			643,800	—	—	—	644,000
Share-based payment expense	—	—	—	—	36,029	—	—	—	36,029
Shares issued on business combination	20,656,715	2,066	(20,656,715)	(6,197,015)	6,194,949	—	—	—	—
Fair value of warrants on business combination	—	—	—	(1,058,834)	1,058,834	—	—	—	—
Shares to be issued for contingent consideration recognized	—	—	—	2,059,148	—	—	—	—	2,059,148
Shares issued on asset purchase	4,000,000	400	—	—	1,359,600	—	—	—	1,360,000
Warrants issued on asset purchase	—	—	—	—	597,920	—	—	—	597,920
Non-controlling interest	—	—	—	—	—	1,214	—	(37,049)	(35,835)
Foreign currency translation adjustment	—	—	—	—	—	(110,845)	—	—	(110,845)
Net income for the period	—	—	—	—	—	—	1,024,607	—	1,024,607
Balance, September 30, 2020 (unaudited)	103,009,458	10,302	20,656,715	4,982,524	38,106,956	271,854	(42,944,503)	266,698	693,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Equity
(Expressed in US Dollars)

(continued)

	Common shares		Shares to be issued

	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
		$		$	$	$	$	$	$
Balance, December 31, 2019 (audited)	109,746,036	10,975	757,575	34,091	27,104,864	186,874	(28,153,965)	—	(817,161)
Shares and warrants issuance for private placement	5,039,269	504	(757,575)	(34,091)	422,173	—	—	—	388,586
Share-based payment expense - Issuance of shares for services	5,160,000	516	—	—	1,038,484	—	—	—	1,039,000
Shares issued on conversion of debt	3,319,162	332	—	—	232,010	—	—	—	232,342
Cancellation of shares	(44,911,724)	(4,491)	—	—	4,491	—	—	—	—
Share-based payment expense	—	—	—	—	93,631	—	—	—	93,631
Shares granted on business combination	—	—	41,313,430	10,179,225	—	—	—	—	10,179,225
Shares issued on business combination	20,656,715	2,066	(20,656,715)	(6,197,015)	6,194,949	—	—	—	—
Fair value of warrants on business combination	—	—	—	(1,058,834)	1,058,834	—	—	—	—
Shares to be issued for contingent consideration recognized	—	—	—	2,059,148	—	—	—	—	2,059,148
Shares issued on asset purchase	4,000,000	400	—	—	1,359,600	—	—	—	1,360,000
Warrants issued on asset purchase	—	—	—	—	597,920	—	—	—	597,920
Non-controlling interest upon acquisition	—	—	—	—	—	—	—	1,728,679	1,728,679
Non-controlling interest	—	—	—	—	—	1,054	—	(1,461,981)	(1,460,927)
Foreign currency translation adjustment	—	—	—	—	—	83,926	—	—	83,926
Net loss for the period	—	—	—	—	—	—	(14,790,538)	—	(14,790,538)
Balance, September 30, 2020 (unaudited)	103,009,458	10,302	20,656,715	4,982,524	38,106,956	271,854	(42,944,503)	266,698	693,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Deficiency
(Expressed in US Dollars)

(continued)

	Common shares		Shares to be issued

	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
Balance, June 30, 2019 (unaudited)	107,988,461	10,799	181,818	15,385	26,978,640	129,889	(27,907,597)	—	(772,884)
Shares issued for cash	1,000,000	100	(181,818)	(15,385)	92,208	—	—	—	76,923
Foreign currency translation adjustment	—	—	—	—	—	29,080	—	—	29,080
Net loss for the period	—	—	—	—	—	—	(256,126)	—	(256,126)
Balance, September 30, 2019 (unaudited)	108,988,461	10,899	—	—	27,070,848	158,969	(28,163,723)	—	(923,007)

	Common shares		Shares to be issued

	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
December 31, 2018 (audited)	105,450,000	10,545	—	—	26,648,048	249,459	(27,538,709)	—	(630,657)
Shares issued for services	1,500,000	150	—	—	226,850	—	—	—	227,000
Shares issued for cash	2,038,461	204	—	—	195,950	—	—	—	196,154
Foreign currency translation adjustment	—	—	—	—	—	(90,490)	—	—	(90,490)
Net loss for the period	—	—	—	—	—	—	(625,014)	—	(625,014)
Balance, September 30, 2019 (unaudited)	108,988,461	10,899	—	—	27,070,848	158,969	(28,163,723)	—	(923,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zoompass Holdings Inc.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

Nine Months Ended September 30,	2020	2019
Cash flows provided by (used in) operating activities
Net loss for the period	$(16,251,465)	$(625,014)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	260,215	—
Shares issued for services	1,132,631	227,000
Foreign exchange (gain) loss	44,260	(81,399)
Accretion of interest	61,118	—
Gain on settlement of debt and debt modification	(159,567)	—
Impairment of goodwill	13,243,071	—
Change in fair value of contingent consideration	1,121,144	—
(Increase) Decrease in: Due from related parties	5,317	—
Inventory	(5,883)	—
Accounts receivable	(417,371)	—
Other current assets	(33,584)	(13,659)
Increase (Decrease) in: Accounts payable and accrued liabilities	564,207	279,394
Due to related parties	84,647	—
Other current liabilities	18,620	—
Net cash used in operating activities	(332,640)	(213,678)

Cash flows provided by (used in) investing activities Purchase of property and equipment	(12,564)	—

Cash acquired from BGC.	52,795	—
Cash paid on intangible assets	(50,000)	—
Net cash used in investing activities	(9,769)	—

Cash flows provided by (used in) financing activities Proceeds from shares issued	388,586	—
Repayment of lease obligation	(931)	—
Repayment of debt	(55,649)	—
Proceeds from debt	128,323	196,154
Net cash provided by financing activities	460,329	196,154

Net change in cash	117,920	(17,524)
Effect of exchange rate changes on cash held in foreign currencies	(37,339)	2,335
Cash, beginning of period	21,477	36,075
Cash, end of period	$102,058	$20,886

Supplemental disclosure of non-cash investing activities
Purchase of intangible assets	$1,957,920	—

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

The Company has incurred recurring losses from operations and as of September 30, 2020 and December 31, 2019 and had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the unaudited interim condensed consolidated financial statements.

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

Legal Entity	Location	Ownership Interest
Zoompass Inc. (“ZM”)!	Canada	100%
Paymobile Inc. (“PM”)!	USA	100%
Zoompass Technologies Inc. (formerly Mobility Fintech Solutions USA Inc.) (“ZTI”)!	USA	100%
Blockgration Global Corp. (“BGC”)*	Canada	100%
Virtublock OU (“VO”)*	Estonia	100%
Blockline Solutions Private Ltd (“BSP”)*	India	100%
Msewa Software Solutions (“MSS”)*	India	70%
Zuum Global Services Inc. (“ZMG”)*	Canada	70%

*Those entities became subsidiaries of the Company pursuant to the acquisition transaction completed on May 31, 2020.

! No changes in the shareholding since December 31, 2019 (Note 3)

Subsidiaries are all entities (including special purpose entities) over which the Company, either directly or indirectly, has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. Where the group does not directly hold more than one half of the voting rights, significant judgment is used to determine whether control exists. These significant judgments include assessing whether the group can control the operating policies through the group's ability to appoint most directors to the board. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group until the date on which control ceases.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Translation of foreign currencies

The functional currency of the Company, PM and ZTI is the US dollar. The Company has determined that the functional currency of ZM, BGC and ZMG is the Canadian dollar. (references to which are denoted "C$"), for BSP and MSS is the Indian Rupees and for VO is the Euro. The reporting currency of the Company is US Dollar.

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

Revenue recognition

The Company is engaged in the business of enabling various electronic payment transactions including mobile recharges, DTH charges, Bill collection including mobile bills, utility bills, Domestic money transfer, Travel bookings and has business arrangements with various service providers, billers and similar entities for managing various electronic payments and collections services. The Company entered contract with all the customers and recognize revenue upon service rendered. Each contract represents a single performance obligation. The Company has fixed price per transaction based on the nature of recharges done by the customer and based on the monthly support cost agreed in the agreement.

The Company is engaged in other computer related activities including provisions for IT services and solutions. The Company entered contract with all the customers and recognize revenue upon service rendered.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 15, 2019, FASB issued ASU No. 2019-10 and finalized various effective date delays for private companies, not-for-profit organizations, and smaller reporting companies applying the credit losses (CECL), and the effective date of CECL implementation date has been delayed to January 2023.   As the new CECL model requires changes to the Company's process of estimating expected credit losses on trade receivables, the Company is in a process to identify and update existing internal controls and procedures to ensure compliance with the new guidance once it becomes effective.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner like previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of Operation The Company determines the lease term by agreement with lessor.

As the Company’s current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

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

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner like previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ACQUISITIONS OF BUSINESS AND ACQUISITION OF ASSET

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 3 – ACQUISITIONS OF BUSINESS AND ACQUISITION OF ASSET (continued)

Acquisition of Blockgration Global Corp:

On May 31, 2020, the Company closed a share exchange agreement with Blockgration Global Corp. and its subsidiaries, wherein the Company acquired all of the outstanding shares of common stock of Blockgration Global Corp., a company incorporated in Ontario, Canada, that is in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps development and performance driven web-based applications, for an aggregate purchase price of $9,000,000. The consideration is to be paid by issue of common shares and share purchase warrants in the Company as follows:

i)	41,313,430 newly issued common shares in the Company
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
b)	2021 Bonus shares – 5,000,000 shares and 5,000,000 warrants

Under the acquisition method of accounting, the total purchase price reflects the tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition. The following table summarizes the preliminary allocation of the purchase price of Blockgration Global Corp., and its subsidiaries:

Consideration
Common shares/warrants	$7,255,849
Contingent shares/warrants (recorded as contingent consideration payable)	11,644,471
18,900,320

Net assets acquired
Cash and cash equivalents	$52,795
Accounts receivable	220,213
Inventory	5,838
Right-of-use asset	39,922
Other assets	53,083
Property and equipment	17,674
Goodwill	16,711,559
Intangible assets	4,385,000
Accounts payable and accrued liabilities	(516,788)
Note and debt payable	(263,639)
Other liabilities	(76,658)
Non-controlling interest	(1,728,679)
Total net assets acquired	$18,900,320

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

Acquisition of Assets:

On July 15, 2020, the Company entered into certain Intellectual Property Rights Purchase and Transfer Agreement with Moxie Holdings Private Ltd., an Indian corporation for

(i)	cash consideration of $1,2000,000 to be paid in installments,
(ii)	four million (4,000,000) newly issued shares of common stock, and
(iii)	warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.50 per share valid for three years.

The Asset was recorded in Intangible assets as IP Technology under development and the fair value for total consideration was determined on the date of acquisition as $3,106,831, see note 5. The fair value of consideration paid was allocated as follows (i) cash consideration at net present value of $1,148,911, (ii) consideration in common stock was valued at $1,360,000, and (iii) consideration in warrants was valued at $597,920.

The repayment terms for the cash consideration was modified on September 28, 2020 as follows:

Payment due October 30, 2020	$400,000
Payment due December 31, 2020	350,000
Payment due March 31, 2021	200,000
Payment due March 31, 2022	250,000

The net present value of the future payments before modification of payment terms was determined using a weighted average cost of capital of 24.70% and was determined to be $1,158,632. The net present value of the future payments upon modification of payment terms was determined using a weighted average cost of capital of 24.70% and was determined to be $1,032,256, with a gain of $126,376 recognized and included in the statement of operation, see note 8. Interest accretion expense for the period ended September 30, 2020 was recorded as $61,118, see note 8. During the period ended September 30, 2020, a total of $50,000 of cash consideration was paid. Subsequent to the period ended September 30, 2020, an additional $112,895 has been paid.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Cost	Office equipment
Balance at December 31, 2019	—
Additions (note 3)	26,773
Additions for the period	12,564
Foreign exchange	446
Balance at September 30, 2020 (unaudited)	38,891

Vehicle addition is non-cash financing lease, reported in Note 8 as debt

Accumulated depreciation	Office Equipment
Balance at December 31, 2019	—
Additions (note 3)	9,099
Depreciation for the period	3,931
Balance at September 30, 2020 (unaudited)	13,030

Balance at December 31, 2019	—
Balance at September 30, 2020 (unaudited)	25,861

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

Cost	Tradenames	Intellectual Property	Customer base	IP Technology under development	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—
Additions (note 3)	418,000	768,000	3,199,000		4,385,000
Additions for the period				3,106,831	3,106,831
Foreign exchange	—	—	11,012	—	11,012
Balance at September 30, 2020	$418,000	$768,000	$3,210,012	$3,106,831	$7,502,843

Accumulated Amortization	Tradenames	Intellectual Property	Customer base	IP Technology under development	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—
Additions (note 3)	—				—
Amortization	17,417	25,600	213,267	—	256,284
Foreign exchange	—	—	—	—	—
Balance at September 30, 2020	$17,417	$25,600	$213,267	$—	$256,284

Balance at December 31, 2019	$—	$—	$—	$—	$—
Balance at September 30, 2020	$400,583	$742,400	$2,996,745	$3,106,831	$7,246,559

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT (continued)

Goodwill	Total
$
Balance at December 31, 2019	—
Acquisition (note 3)	16,711,559
Impairment in 2020	(13,243,071)
Foreign exchange	(4,330)
Balance at September 30, 2020 (unaudited)	3,464,158

We test goodwill for impairment at the reporting level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. The qualitative factors we considered include, general macroeconomic conditions, industry and market conditions, cost factors, events or changes affecting the composition or carrying amount of the net assets of our reporting unit, volatility in our share price and other relevant entity-specific events. During the three months period ended June 30, 2020, the Company acquired Blockgration and its subsidiaries, triggering a substantial event. At September 30, 2020, we elected to perform a quantitative assessment of impairment of the reporting unit and determined on the basis of those assessments that the fair value of the reporting unit is less than the carrying amounts, thus requiring an impairment loss of $13,243,071 to be recognized. The estimate of the implied fair value of goodwill was determined based on an estimate of the discounted cash flows expected to result from the reporting unit.

NOTE 6 – RIGHT-OF-USE ASSET

The right-of-use assets consist of the operating lease for the Company's office facility in Toronto and office lease facility for one of the Company’s subsidiary are amortized over the remaining term of the lease of 33 and 36 months, respectively. The right-of-use assets also consists of a finance leased vehicle for one of the Company’s subsidiary.

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

Right-of-use assets
$
Balance at June 1, 2020 (see note 3)	39,922
Additions	191,639
Amortization	(29,313)
Foreign exchange	965
Balance at September 30, 2020 (unaudited)	203,213

Lease obligation
$
Balance at June 1, 2020	40,303
Additions	190,294
Repayment of interest accretion	(6,658)
Foreign exchange	854
Balance at September 30, 2020 (unaudited)	224,793

Current portion of operating lease obligation	67,991
Noncurrent portion of operating lease obligation	156,802

The operating lease expense was $56,244 for the nine months period ended September 30, 2020 ($Nil – September 30, 2019) and included in rent expense. At the commencement date of the lease, the lease liability was measured at the present value of the lease payments that were not paid at that date. The lease payments are discounted using an interest rate of 10.8% for the Company and 17% for the Company’s subsidiary, which is the estimated incremental borrowing rate.

NOTE 7 – NOTES PAYABLE

In July 2018, the Company’s subsidiary BGC obtained loan of $36,650 (C$50,000) from a shareholder for payment of operating expenses for a term of two years bearing no interest and repayable on demand. The balance of the loan on September 30, 2020 is $37,485 (December 31, 2019 - $Nil).

In September 2019 and July 2020, the Company’s subsidiary BGC and ZM obtained loan of $23,142 (C$30,000) and $7,437 (C$10,000) from an unrelated third party for payment of operating expenses for a term of one year bearing no interest and repayable on demand. The balance of the loan on September 30, 2020 was $29,988 (December 31, 2019 - $Nil).

In February 2020 and April 2020, the Company’s subsidiary BGC obtained loan of $60,264 (C$80,000) and $22,014 (C$30,000) from a shareholder for payment of operating expenses for a term of one year bearing no interest and repayable on demand. The balance of the loans on September 30, 2020 was $78,719 (December 31, 2019 - $Nil).

NOTE 8– LONG TERM DEBT

On September 30, 2020, long term debt consisted of the following:

a)	On November 30, 2019, a subsidiary of the Company obtained an unsecured loan from Tata Capital in the amount of $26,677 (Indian Rupees 2,015,000) repayable over a period of 40 months at interest rate of 17.99%. The balance of the loan on September 30, 2020 was $29,601.

b)	On January 30, 2020, a subsidiary of the Company obtained an unsecured loan from ICICI Bank in the amount of $33,098 (Indian Rupees 2,500,000) repayable over a period of 40 months at interest rate of 17%. The balance of the loan on September 30, 2020 was $33,747. On August 13, 2020, an additional loan for $6,796 (Indian Rupees 500,000) was obtained that is repayable over a period of 48 months. The balance of the loan on September 30, 2020 was $10,412.

c)	On January 30, 2020, a subsidiary of the Company obtained an unsecured loan from IDFC First Bank Limited in the amount of $33,760 (Indian Rupees 2,550,000) repayable over a period of 36 months at interest rate of 17%. The balance of the loan on September 30, 2020 was $34,769.

d)	During the period ended September 30, 2020, two subsidiaries of the Company received Canada Emergency Business Account loan for COVID-19 relief amounting to $59,976 (C$ 80,000), unsecured and non-interest bearing, repayable by December 31, 2022.

e)	During the period, the Company acquired IP Technology asset, see note 5. The present value cash consideration of $1,150,000 payable on September 30, 2020 was $1,033,653. The non-current portion amounted to $179,369. The reconciliation of present value of debt payable from the date of completion of the agreement is as follows:

Value of debt upon closing of the asset purchase	$1,148,911
Less: Amount paid for consideration	(50,000)
Add: Interest accretion up to September 28, 2020	59,721
Present value of debt-pre amendment of payment terms (note 5)	$1,158,632
Present value of debt-post amendment of payment terms (note 5)	1,032,256
Gain on revaluation of present value for amended terms (note 5)	$126,376

Interest accretion up to September 28, 2020	$59,721
Interest accretion from September 28, 2020 to September 30, 2020	1,397
Total Interest accretion	$61,118

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 8– LONG TERM DEBT (continued)

Total long term debt	$1,202,158
Less: current portion	(868,917)
Long term debt, net of current portion	$333,241

The future commitments for long term debt are as follows:

Year ended
2020	$710,321
2021	243,885
2022	353,861
2023	7,836
2024	2,602
Total	$1,318,505

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

The balances of due to and due from related party corporations on September 30, 2020 represent advances and payment from/to related party corporations which is non-interest bearing, non-secured and due on demand. The amount of $100,201 that is recorded as due to related parties on December 31, 2019 are eliminated upon consolidation.

The amounts due from related company on September 30, 2020 of $45,307 (December 31, 2019 - $Nil) is comprised of $38,015 (December 31, 2019 - $Nil) representing the net amounts transferred during the period and due from related companies. A former officer of the Company was Chief Executive Officer of the related companies. It also includes an amount of advance of $7,292 (December 31, 2019 $Nil) to a shareholder of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The due to related parties on September 30, 2020 of $134,501 (December 31, 2019 - $100,201) is comprised of $111,575 (December 31, 2019 $Nil) representing amount due to the company under significant influence of a shareholder of the Company. It also includes an amount of $22,926 (December 31, 2019 - $Nil) paid to shareholders of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider on September 30, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

a)	As of September 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During the six months period ended June 30, 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations. (Note 10).

b)	As of September 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

 During the period ending September 30, 2020, $730,031 (Issuance of shares for service – $636,400, stock options expenses - $93,631) was recognized for share-based payment expense to directors and officers of the Company. No expense for share based payments to directors and officers was recognized during the period ending September 30, 2019.

As of September 30, 2020, the Company had an amount owing to the Chief Executive Officer for $52,479 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

As of September 30, 2020, the Company had an amount owing to the Chief Financial Officer for $18,259 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001.

Shares issued on private placement:

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received on December 31, 2019.

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

In August 2020, the Company issued total of 400,000 non-registered shares of common stock for net proceeds in the amount of $100,000. The subscriber will also be issued one warrant for every share subscribed at an exercise price of $0.50 over the next three years from the date of subscription.

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

In April 2020 and August 2020 respectively, the Company issued 2,000,000 and 1,200,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000 and $386,400, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations.

In August 2020, the Company issued 800,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in the amount of $257,600, was determined by using the market price of the common stock as at the date of issuance.

ZOOMPASS HOLDINGS, INC.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS (continued)

Common Stock (continued)

Shares issued on Asset purchase:

On July 15, 2020, the Company entered into certain Intellectual Property Rights Purchase and Transfer Agreement with Moxie Holdings Private Ltd., an Indian corporation for (i) cash consideration of $1.2 million to be paid in installments, (ii) four million (4,000,000) newly issued shares of common stock, and (iii) warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.50 per share valid for three years. The Asset was recorded in Intangible assets as IP Technology under development for total consideration of $3,106,831. The fair value of consideration paid was allocated as follows (i) cash consideration at net present value of $1,148,911, (ii) consideration in common stock was valued at $1,360,000 based on fair value of the Company’s stock of common share on acquisition date, and (iii) consideration in warrants was valued at $597,920.

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

For the nine months ended September 30, 2019, the Company completed several private placements for the sale of non-registered shares of the Company’s common stock. As a result of these private placements 2,038,461 non-registered shares of the Company’s common stock was issued for proceeds of $196,154.

Shares to be issued

On acquisition of BGC:

On April 20, 2020, the Company and its shareholders entered into a Share Exchange Agreement with Blockgration Global Corp. (“BGC”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by its shareholders for shares of common stock of the Company. Under the terms of the amended agreement, the Company will issue forty one million three hundred and thirteen thousand four hundred and thirty (41,313,400) newly issued shares of the common stock and fifty six million one hundred and eighty six thousand five hundred and sixty (56,186,560) share purchase warrants to the shareholders of the Company. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

The shares to be issued for this acquisition was calculated using the market price of the shares of the Company on May 31, 2020, the date of closing of the transaction. The value of the contingent consideration common shares and warrants to be issued for this acquisition was calculated using the Black-Scholes pricing model and the projected earnout dates discounted at the cost of equity. The total price was determined to be $18,900,320. The amount of contingent consideration on the date of acquisition was $11,644,471. This was revalued on June 30, 2020 and September 30, 2020 and the change in fair value of loss $2,989,377 and gain of $1,868,233, respectively was recorded in the Statement of Operations.

On May 31, 2020, common shares of 20,656,720 and warrants of 4,682,026 was released and issued during three months ended September 30, 2020. The common shares were assigned a value of $6,197,015 and the warrants $1,058,834, total amounting to $7,255,849 was recorded as issued and outstanding during the period ended September 30, 2020.

On June 30, 2020, common shares of 6,885,573 and warrants of 1,560,675 was released based on the revenue targets. The fair value was determined to be $2,923,376 and was transferred from contingent consideration and was recorded as shares to be issued. On September 30, 2020, contingent consideration with fair value of $2,059,148 was recorded as shares to be issued.

Reconciliation of Contingent consideration payable is as follows:

Contingent consideration on date of acquisition of BGC	$11,644,471
Change in fair value as of June 30, 2020	2,989,377
Contingent recognized as shares to be issued at June 30, 2020	(2,923,376)
Change in fair value as of September 30, 2020	(1,868,233)
Contingent recognized as shares to be issued at September 30, 2020	(2,059,148)
Contingent consideration as at September 30, 2020	$7,783,091

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 10 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS (continued)

Common share Purchase Warrants

On May 31, 2020, up on closing of the acquisition of BGC the Company has issued 4,682,026 warrants at an exercise price of $0.25 per warrant within a period of three years. The fair value of the warrants was determined to be $1,058,834 using the Black-Scholes analysis and discounted at cost of equity of 28.45%.

On July 15, 2020, the Company issued 2,000,000 warrants at an exercise price of $0.50 per warrant within a period of three years pursuant to the acquisition of asset transaction, see note 3. The fair value of the warrants was determined as $597,920 using the Black-Scholes pricing model with the assumption for volatility of 189.8%, risk-free interest rate of 0.19% and stock price of $0.34.

On August 5, 2020, the Company issued 400,000 warrants at an exercise price of $0.50 per warrant within a period of three years. The fair value of the warrants was determined to be $94,400 using the Black-Scholes pricing model with the assumption for volatility of 150.44%, risk-free interest rate of 0.27% and stock price of $0.31.

NOTE 11 – SHARE-BASED PAYMENTS

On January 15, 2020, the Company issued 3,000,000 common stock purchase options at an exercise price of $0.10 to directors, officers and consultants of the Company. 83,415 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 3,000,000 stock options were assigned a fair value of $172,168 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 1.54%; expected volatility of 124%; expected dividend yield – nil; expected life of 7 years. For nine months ended September 30, 2020, 750,063 options vested and the fair value of those vested options, in amount of $43,046, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On March 1, 2020, the Company decided to issue 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision of issuance and charged to statement of operations. The shares were subsequently issued in April 2020. In August 2020, the Company issued 1,200,000 shares of the common stock as compensation for services. The fair value of $386,400 determined by using the market price of the common stock was charged to statement of operations. (Note 9 and 10)

On March 1, 2020 and August 13, 2020, respectively, the Company issued 1,160,000 and 800,000 shares of the common stock to arm’s length third parties as compensation for services rendered. The fair value of these shares, in amount of $145,000 and $257,600, was determined by using the market price of the common stock as at the date of issuance.

On March 11, 2020, the Company granted 2,000,000 common stock purchase options at an exercise price of $0.10 to two directors of the Company. 55,610 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 2,000,000 stock options were assigned a fair value of $260,195 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 0.57%; expected volatility of 130%; expected dividend yield – nil; expected life of 7 years. For nine months ended September 30, 2020, 388,934 options vested and the fair value of those vested options, in amount of $50,599, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On January 20, 2019, the Company issued 1,000,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $177,000, was determined by using the market price of the common stock as at the date of issuance.

On April 20, 2019, the Company issued 500,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in amount of $50,000, was determined by using the market price of the common stock as at the date of issuance.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 11 – SHARE-BASED PAYMENTS (continued)

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price (C$)	Period ended Sept 30, 2020 ($)	Period ended Sep 30, 2019 ($)	Share price (C$)	Risk-free rate	Volatility	Dividend yield	Expected life (years)
Share issued for services	January 20, 2019	N/A	1,000,000	N/A	—	177,000	0.177	—	—	—	—
Stock options for services	April 20, 2019	N/A	500,000	N/A		50,000	0.10	—	—	—	—
Stock options	January 15, 2020	7 years	3,000,000	0.10	43,032	—	0.07	1.54%	124%	Nil	6.79
Share issued for services	March 1, 2020	N/A	1,160,000	N/A	145,000	—	0.12	—	—	—	—
Share issued for services	March 1, 2020	N/A	2,000,000	N/A	250,000	—	0.11	—	—	—	—
Stock options	March 11, 2020	7 years	2,000,000	0.10	50,599	—	0.14	0.57%	130%	Nil	6.95
Share issued for services	August 13, 2020	N/A	2,000,000	N/A	644,000	—	0.43	—	—	—	—
					$1,132,631	$227,000

As at September 30, 2020, the Company has the following stock options:

		Contractual		Number of units	Weighted Average Exercise Price
Award	Fair Value	Life (years)	Units	vested	(C$)
Options	172,168	6.17	3,000,000	750,063	0.10
Options	260,195	6.45	2,000,000	388,934	0.10
Total	432,363		5,000,000	1,138,997

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

Liquidity Risk: Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company manages its liquidity by ensuring that there is sufficient capital to meet short and long-term business requirements, after considering cash requirements from operations and the Company's holdings of cash and cash equivalents. The Company also always strives to maintain sufficient financial liquidity in order to participate in investment opportunities as they arise, as well as to withstand sudden adverse changes in economic circumstances.

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements. Future requirements may be met through a combination of credit and access to capital markets. The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary. Should management decide to increase its operating activity, more funds than what is currently in place would be required. It is not possible to predict whether financing efforts will be successful or sufficient in the future. On September 30, 2020, the Company had $102,058 in cash and cash equivalents (December 31, 2019 - $21,477).

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As of September 30, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents. On September 30, 2020, most of the Company's cash and cash equivalents were held with reputable Canadian chartered banks.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability because of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company's does not have significant interest rate risk.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitment

There were no commitments as of September 30, 2020 and December 31, 2019.

Contingencies

a)	During the year ended December 31, 2017, the Company learned that a class action complaint (the “Class Action Complaint”) had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey. The Class Action Complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock. The Company has been served with the Class Action Complaint. The Company has analyzed the Class Action Complaint and based on that analysis, has concluded that it is legally deficient and otherwise without merit. The Company intends to vigorously defend against these claims.

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint. Additionally, after the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey. The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018. On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice. Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019. On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 10, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit. As of May 27, 2020, the Class Action Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

b)	Also during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court. The state court action subsequently was removed to federal court. The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock. The Company has been served with the Derivative Complaints. The Company has analyzed them and based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit. As of May 27, 2020, the Derivative Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

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

As of September 30, 2020, there are no legal proceedings involving the Company.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Expressed in US dollars)

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 23, 2020, the date the unaudited interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On October 22, 2020, the directors of the Company, approved the issuance of 1,000,000 shares of common stock and a 7 year option for an additional 1,000,000 shares of common stock, with an exercise price of $0.23 per share, to an officer for services.

On October 22, 2020, the directors of the Company, approved the issuance of approximately 240,000 shares of common stock to a consultant for services. The shares are issuable pursuant to the consultant’s engagement agreement and will be issued upon effectiveness of a Registration Statement on Form S-8, including such shares.

On October 22, 2020, the Company borrowed $200,000 (Canadian dollars) from a Canadian Corporation under a short-term loan agreement repayable by December 22, 2020 at an interest rate of 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2020 as filed with the Securities and Exchange Commission and included in this Form 10-Q and the annual financial statements and management discussion and analysis for the year ended December 31, 2019 filed on Form 10-K.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. These statements appear in several places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, including the impact of the coronavirus (COVID-19) pandemic on our business, that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. These include, but are not limited to, statements relating to the following:

•	Projected operating or financial results, including anticipated cash flows used in operations
•	Expectations regarding capital expenditures; and
•	Assumptions relating to our liquidity position, including our ability to obtain additional financing, if required.
•	Any or all our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:
•	The loss of key management personnel on whom the Company depends;
•	Our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing if required.
•	Our expectations with respect to our acquisition activity.

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

The Company has incurred recurring losses from operations and as of September 30, 2020 and December 31, 2019, had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for software products and services. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for potential clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that is beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of directors.

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

Appointed executive officers at the corporate level to channel the operations of the Company.

Our Business Model and Objectives

For the near term, our business objectives include:

•	Continue to leverage our ability as a Program Manager in Asia including India and Singapore, Europe and North America to issue prepaid cards
•	Target to launch the Ride Hail platform in Vancouver, Canada for the taxi association
•	Target to launch the Agriculture Supply Chain platform in the Jamaican market

Results of operations for the three months ended September 30, 2020 and 2019

The following table shows our results of operations for the three months ended September 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Dollars	Percentage
Revenues	$671,251	$—	$671,251	100%
Operating expenses	1,489,594	256,126	1,233,468	482%

Loss from operations	(818,343)	(256,126)	(562,217)	220%

Other income (expenses)
Impairment of goodwill	—	—	—	—
Interest accretion	(61,118)	—	(61,118)	100%
Change in FV of contingent consideration	1,868,233	—	1,868,233	100%

	1,807,115	—	1,807,115	100%

Net Income (loss)	988,772	(256,126)	1,244,898	486%

Revenue

Total revenue for the three months ended September 30, 2020 was $671,251 which represented an increase of 100%, compared to total revenue of $Nil for the three months ended September 30, 2019. On May 31, 2020, the Company completed acquisition of Blockgration Global Corp and its subsidiaries and the revenue is the result of this acquisition for the period ended September 2020. The revenue for the period is relatively lower than the historical amounts due to the impact of COVID-19. The Company did not recognize any revenue for three months ended September 30, 2019.

Operating Expenses

	Period		Change
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Dollars	Percentage
Staff related expenses	$368,187	$165,335	$202,852	123%
Salaries and consulting fees	313,973	138,982
Professional fees	54,214	26,353

Research and development	343,922	28,246	315,676	1118%
Cost of sales	342,730	—
Software development costs	1,192	28,246

General and administrative	107,282	39,150	68,132	174%
Insurance	36,816	—
Filing fees and regulatory costs	7,026	—
Rent expense	54,431	6,683
Office and sundry expense	8,780	32,467
Travel expense	229	—

Bad debts	5,333	—	5,333	100%
Share-based payments	680,029	—	680,029	100%
Depreciation and amortization	195,162	—	195,162	100%
Other expenses	(210,321)	23,395	(233,716)	(999%)
(Gain) on settlement/revaluation of debt	(126,376)	—
Foreign exchange loss (gain)	(83,945)	23,395

Total operating expenses	1,489,594	256,126	1,233,468	482%

Our operating expenses were comprised of staff related costs, research and development costs, general and administrative, share-based payments, depreciation and amortization and other expenses. Our operating expenses during the three months period ended September 30, 2020 and 2019 were $1,489,594 and $256,126, respectively. The overall increase of $1,233,468 was primarily attributable to the following changes in operating expenses of:

•	Staff related expenses increased by $202,852. In comparing the three months ended September 30, 2020 and September 2019 this increase was primarily attributed to the staff expenses for Blockgration Global Corp. and its subsidiaries for the period for approximately 50 employees in India, including benefits that were not previously accrued.
•	Research and development cost increased by $315,676. For the purpose of analysis, we have classified the cost of generating revenue from the operations in Blockgration Global Corp. and its subsidiaries as development costs and the increase is primarily related to this cost.

•	General and administrative expenses increased by $68,132. The increase is primarily related to the insurance premium by $36,816 for the three months ended September 30, 2020 for Officers and directors at the corporate level and rent and office expenses for Blockgration Global Corp. and its subsidiaries.

•	Bad debt expenses for the three months ended September 30, 2020 amounted to $5,333. This is the uncollectable portion of receivables that were written off due to the impact of COVID-19.
•	Share-based payments decreased by $680,029. The Company granted 3,000,000 and 2,000,000 stock options to officers, directors and consultant of the Company on January 15, 2020 and March 11, 2020 respectively and those stock options would vest over 3-year period, the fair value of vested options during the three months ended September 30, 2020 was in amount of $36,029. Further, during the period the Company issued 2,000,000 shares of the common stock to Officers and consultants as compensation for services rendered. The fair value of these shares was determined to be in the amount of $644,000.
•	Depreciation and amortization increased by $195,162 all of this relates to the assets acquired from Blockgration Global Corp. and its subsidiaries.
•	Other expenses (income) increased by $233,716 primarily relating to the foreign currency exchange rate difference for transactions at the corporate office and unrealized gain on revaluation of debts.

Net Income

The Company reported a net income of $988,772 for the three months ended September 30, 2020, compared to net loss of $256,126 for the three months ended September 30, 2019. The change is due to the gain on the change in fair value of contingent consideration of $1,868,233 and for the reasons discussed above. The loss from operations for the three months ended September 30, 2020 amounted to $818,343.

Results of operations for the nine months ended September 30, 2020 and 2019

The following table shows our results of operations for the nine months ended September 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Dollars	Percentage
Revenues	$758,007	$—	$758,007	100%
Operating expenses	2,584,139	625,014	1,959,125	313%

Loss from operations	(1,826,132)	(625,014)	(1,201,118)	192%

Other income (expenses)
Impairment of goodwill	(13,243,071)	—	(13,243,071)	100%
Interest accretion	(61,118)	—	(61,118)	100%
Change in FV of contingent consideration	(1,121,144)	—	(1,121,144)	100%

	(14,425,333)	—	(14,425,333)	100%

Net loss	(16,251,465)	(625,014)	(15,626,451)	2500%

Revenue

Total revenue for the nine months ended September 30, 2020 was $758,007 which represented an increase of 100%, compared to total revenue of $Nil for the nine months ended September 30, 2019. On May 31, 2020, the Company completed acquisition of Blockgration Global Corp and its subsidiaries and the revenue is the result of this acquisition for the period ended September 2020. The Company did not recognize any revenue for nine months ended September 30, 2019.

Operating Expenses

Our operating expenses were comprised of staff related costs, research and development costs, general and administrative, share-based payments, depreciation and amortization and other expenses. Our operating expenses during the nine months period ended September 30, 2020 and 2019 were $2,584,139 and $625,014, respectively. The increase of $1,959,125 is primarily due to the increase in share-based payments by $905,631, depreciation and amortization by $260,215 and bad debts of $45,905 as shown in the table below:

	Period		Change
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Dollars	Percentage
Staff related expenses	$626,389	$344,854	$281,535	82%
Salaries and consulting fees	527,251	256,866
Professional fees	99,138	87,988

Research and development	412,854	79,010	333,844	423%
Cost of sales	399,019	—
Software development costs	13,835	79,010

General and administrative	221,452	55,549	165,903	299%
Insurance	72,730	—
Filing fees and regulatory costs	38,975	2,406
Rent expense	79,352	12,655
Office and sundry expense	24,474	40,488
Travel expense	5,921	—

Bad debt	45,905	—	45,905	100%
Share-based payments	1,132,631	227,000	905,631	399%
Depreciation and amortization	260,215	—	260,215	100%
Other expenses	(115,307)	(81,399)	(33,908)	42%
(Gain) on settlement of debt	(159,567)	—
Foreign exchange loss (gain)	44,260	(81,399)

Total operating expenses	2,584,139	625,014	1,959,125	313%

Net loss

We had net operating loss of $1,826,132 for the nine months period ended September 30, 2020, compared to net operating loss of $625,014 for the nine months period ended September 30, 2019. The change is primarily due to the reasons discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended September 30, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of September 30, 2020, we had a cash balance of $102,058, accounts receivable of $651,554 and $2,870,043 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	September 30, 2020	December 31, 2019
Current assets	$895,426	$32,040
Current liabilities	2,870,043	849,201
Working capital	(1,974,617)	(817,161)

As of September 30, 2020, and December 31, 2019, we had a cash balance of $102,058 and $21,477, respectively.

Summary of Cash Flows

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash used in operating activities	$(332,640)	$(213,678)
Net cash used in investing activities	$(9,769)	$—
Net cash provided by financing activities	$461,260	$196,154

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $332,640, which included a net loss of $16,251,465, non-cash activity such as gain on settlement/revaluation of debt of ($159,567), goodwill impairment loss of $13,243,071, change in fair value of contingent consideration of $1,121,144, foreign exchange loss of $44,260, shares issued for services of $1,132,631, and depreciation and amortization of $260,215 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used by investing activities for the nine months ended September 30, 2020 was $9,769 which includes the cash acquired from Blockgration Global and its subsidiaries.

Net cash provided by financing activities.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $460,329. This is primarily from the proceeds from common shares issued in the Company for the period.

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

Related Party Transactions

The balances of due to and due from related party corporations on September 30, 2020 represent advances and payment from/to related party corporations which is non-interest bearing, non-secured and due on demand. The amount of $100,201 that is recorded as due to related parties on December 31, 2019 are eliminated upon consolidation.

The amounts due from related company on September 30, 2020 of $45,307 (December 31, 2019 - $Nil) is comprised of $38,015 (December 31, 2019 - $Nil) representing the net amounts transferred during the period and due from related companies. A former officer of the Company was Chief Executive Officer of the related companies. It also includes an amount of advance of $7,292 (December 31, 2019 $Nil) to a shareholder of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The due to related parties on September 30, 2020 of $134,501 (December 31, 2019 - $100,201) is comprised of $111,575 (December 31, 2019 $Nil) representing amount due to the company under significant influence of a shareholder of the Company. It also includes and amount of $22,926 (December 31, 2019 - $Nil) paid to shareholders of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider at September 30, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

c)	As of September 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During the six period ended June 30, 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations.

d)	As of September 30, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

During the period ending September 30, 2020, $730,031 (Issuance of shares for service – 636,400, stock options expenses - $93,631) was recognized for share-based payments expense to directors and officers of the Company. No expense for share based payments to directors and officers was recognized during the period ending September 30, 2019.

As of September 30, 2020, the Company had an amount owing to the Chief Executive Officer for $52,479 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

As of September 30, 2020, the Company had an amount owing to the Chief Financial Officer for $18,259 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company" (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended September 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a)	During the year ended December 31, 2017, the Company learned that a class action complaint (the “Class Action Complaint”) had been filed against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of New Jersey. The Class Action Complaint alleges, inter alia, that defendants violated the federal securities laws by, among other things, failing to disclose that the Company was engaged in an unlawful scheme to promote its stock. The Company has been served with the Class Action Complaint. The Company has analyzed the Class Action Complaint and based on that analysis, has concluded that it is legally deficient and otherwise without merit.

On August 7, 2018, the United States District Court for the District of New Jersey dismissed the Class Action Complaint. Additionally, after the year end on August 21, 2018, the Company was served with the Second Amended Complaint in the District of New Jersey. The Company filed a motion to dismiss the Second Amended Complaint on September 18, 2018. On January 23, 2019, the United States District Court for the District of New Jersey dismissed the Second Amended Complaint with prejudice. Plaintiff filed a motion for reconsideration of the dismissal order on February 7, 2019. On May 14, 2019, the Plaintiff’s motion to reconsider was denied. On June 10, 2019, the plaintiffs filed an appeal with United States Court of Appeals for the Third Circuit. As of May 27, 2020, the Class Action Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts

b)	Also during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court. The state court action subsequently was removed to federal court. The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock. The Company has been served with the Derivative Complaints. The Company has analyzed them and based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit. As of May 27, 2020, the Derivative Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received by December 31, 2019.

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

On July 15, 2020, the Company issued total of 4,000,000 non-registered shares of common stock as consideration for certain Intellectual Property Technology assets purchased. The fair value of these shares, in the amount of $1,360,000, was determined by using the market price of the common stock as at the date of issuance.

In August 2020, the Company issued total of 400,000 non-registered shares of common stock for net proceeds in the amount of $100,000.

In August 2020, the company issued 2,000,000 shares of the common stock to as compensation for services rendered. The fair value of these shares, in amount of $644,000, was determined by using the market price of the common stock as at the date of issuance.

Shares to be issued

On April 20, 2020, the Company and its shareholders entered into a Share Exchange Agreement with Blockgration Global Corp. (“BGC”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by its shareholders for shares of common stock of the Company. Under the terms of the amended agreement, the Company will issue forty one million three hundred and thirteen thousand four hundred and thirty (41,313,400) newly issued shares of the common stock and fifty six million one hundred and eighty six thousand five hundred and sixty (56,186,560) share purchase warrants to the shareholders of the Company. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

On May 31, 2020, common shares of 20,656,720 and warrants of 4,682,026 was released and subsequently issued during three months ended September 30, 2020.

On June 30, 2020, common shares of 6,885,573 and warrants of 1,560,675 was approved but not yet issued.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our nine-month ended September 30, 2020

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

Zoompass Holdings, Inc.,
Date: November 23, 2020	/s/ Emanuel (Manny) Bettencourt
Emanuel (Manny) Bettencourt Chief Executive Officer (Principal Executive Officer)

