Form 10-K
period 2020-12-31
Zoompass Holdings, Inc.
filed 2021-09-28
CIK 1635748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ZOOMPASS HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 333-20399

Nevada	30-0796392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2075 Kennedy Rd, Suite 404 Toronto, Ontario Canada, M1T 3V3
(Address of principal executive offices, including Zip Code)
416-862-5257 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 per share par value

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates September 24, 2021 was approximately $Nil.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 24, 2021
Common stock, $0.0001 par value	110,976,094

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2020, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Zoompass Holdings, Inc. or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

On October 16, 2018, the Company reached an Asset Purchase Agreement and purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

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

On September 30, 2020, the Company cancelled 9,330,000 shares of the common stock and 14,845,000 share purchase warrants which was allocated in connection with acquisition of MSS that was a 70% subsidiary of BGC on May 31, 2020. Refer to note 10 and 14 of the consolidated financial statements.

The Company has incurred recurring losses from operations and as of December 31, 2020 had a net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

During the three months period ended March 31, 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,614,685 non-registered shares of the Company's common stock was issued for gross proceeds of $298,355.

In August 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 1,200,000 non-registered shares of the Company's common stock was issued for gross proceeds of $96,000.

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

Beginning in March 2020, the Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity in fiscal year 2021.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 2075 Kennedy Rd, Suite 404, Toronto, ON M1T 3V3, Canada.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020:
Fourth Quarter	$0.28	0.17
Third Quarter	0.36	0.246
Second Quarter	0.39	0.123
First Quarter	0.21	0.052

FISCAL YEAR ENDED DECEMBER 31, 2019:
Fourth Quarter	$0.13	0.054
Third Quarter	0.15	0.058
Second Quarter	0.13	0.05
First Quarter	0.205	0.10

_________________

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as per the OTC Markets.

Approximate Number of Holders of Our Common Stock

As of September 24, 2021, the Company had 155 active stockholders of record and 110,976,094 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

In April 2020, the Company issued 2,000,000 shares of the common stock to as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of issuance.

In June 2020, the Company issued total of 551,394 non-registered shares of common stock for net proceeds in the amount of $137,002.

In August 2020, the Company issued total of 400,000 non-registered shares of common stock for net proceeds in the amount of $100,000.

In August 2020, the Company issued 2,000,000 shares of the common stock to as compensation for services rendered. The fair value of these shares, in the amount of $644,000, was determined by using the market price of the common stock as at the date of issuance.

In September 2020, the Company issued 4,000,000 shares of the common stock in respect of the assets purchase from Moxie Holdings Private Ltd.

In September 2020, the Company issued 20,656,715 shares of the common stock upon closing the share exchange agreement with Blockgration Global Corp. and its subsidiaries.

In October 2020, the Company issued 1,000,000 shares of common stock to as compensation for services. The fair value of these shares in the amount of $202,000 was determined by using the market price of the common stock as at the date of issuance.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2020.

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

On September 30, 2020, the Company cancelled 9,330,000 shares of the common stock and 14,845,000 share purchase warrants which was allocated in connection with acquisition of MSS that was a 70% subsidiary of BGC on May 31, 2020. Refer to note 10 and 14 of the consolidated financial statements.

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

The Company has incurred recurring losses from operations and as of December 31, 2020 had a net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

During the three months period ended March 31, 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,614,685 non-registered shares of the Company's common stock was issued for gross proceeds of $298,355.

In August 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 1,200,000 non-registered shares of the Company's common stock was issued for gross proceeds of $96,000.

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

For the year ended December 31, 2020, the Company incurred a net loss of $19,214,889 (2019 - $ 615,256).

The Company may incur additional operating losses for the 2021 fiscal year.

Beginning in March 2020, the Governments of Canada and the United States, as well as other foreign governments instituted emergency measures as a result of the COVID-19 virus outbreak. The virus has had a major impact on North America and international securities, currency markets and consumer activity which may impact the Company's financial position, its results of future operations and its future cash flows significantly. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of future operations, financial position, and liquidity in fiscal year 2021.

Results of operations for the years ended December 31, 2020 and December 31, 2019

Revenue and cost of sales

During the year ended December 31, 2019, the Company has not generated revenue and incurred no cost of sales.

During the year ended December 31, 2020, the Company generated revenue of $872,465 and cost of sales of $665,881. On May 31, 2020, the Company completed acquisition of Blockgration Global Corp. (“BGC”) and its subsidiaries that was engaged in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps deployment. The total revenues and cost of sales also included revenue of $148,701 and cost of sales of $45,539 from Msewa Software Solutions (“MSS”) that was a 70% subsidiary of BGC and the agreement with MSS was terminated as of September 30, 2020.

General and administrative and other expenses

For the year ended December 31, 2020, the Company incurred $696,650 in salaries and consultant costs. For the year ended December 31, 2019, the Company incurred $266,433 in salaries and consultant costs. The increase was due to the increase of the Company’s headcount during the year 2020 as a result of the acquisition of BGC and its subsidiaries.

Share-based payment expense was $1,549,762 for the year ended December 31, 2020, compared with $227,000 for the year ended December 31, 2019. The increase was due to increased level of activity in 2020 and issuance of stock options and shares as compensation when compared with December 2019.

Insurance expense was $111,754 for the year ended December 31, 2020, compared with $NIL for the year ended December 31, 2019 due to premium on the directors and officers’ insurance policy.

Depreciation and amortization expenses from the tangible and intangible assets acquired from BGC and its subsidiaries was $437,128 for the year ended December 31, 2020 compared with $NIL for the year ended December 31, 2019.

For the year ended December 31, 2020 the Company incurred $200,637 in professional fees compared with $168,429 due to a reduction in legal costs during 2020.

Filing fees and regulatory costs were $43,877 for the year ended December 31, 2020 compared with $4,892 year ended December 31, 2019.

Bad debt expenses for the year ended December 31, 2020 was $330,886 from uncollectable receivables compared to $NIL for the year ended December 31, 2019.

Net Interest and bank charges for the year ended December 31, 2020 were $126,783 compared with $1,323 for the year ended December 31, 2019 as a result of interest accretion of $113,067 on long-term debt payable for the purchase of IP Technology asset in 2020.

For the year ended December 31, 2020, the Company incurred a net loss of $2,971,119 from operations compared with a net loss of $615,256 for 2019.

For year ended December 31, 2020, the impairment provision related to goodwill and intangible assets from the acquisition of BGC and its subsidiaries was $13,030,124 and $6,551,870 respectively compared to $NIL for the year ended December 31, 2019. The Company believes that the intangible assets have value and will be able to generate revenues, however due to the current economic downturn, management has taken a conservative approach to impair goodwill and intangible assets.

For the year ended December 31, 2020, the change in fair value of contingent consideration payable on acquisition of BGC and its subsidiaries was $387,356 and a gain of $3,574,368 was recognized on settlement of contingent consideration.

The loss per share from operations is 0.2073 and 0.006 for year ended December 31, 2020 and 2019 respectively.

Liquidity and Capital Resources

As at December 31, 2020, the Company had $64,412 in cash and cash equivalents compared with $21,477 as at December 31, 2019.

Operations for the year ended December 31, 2020 were primarily financed through the issuance of shares in the common stock of the Company and advances from related party corporations. Operations for the year ended December 2019 were primarily financed through the issuance of shares in the common stock of the Company, and the issuance of promissory notes.

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

Net Cash Used in Operating Activities

During the years ended December 31, 2020 and 2019, $545,580 and $538,609 in cash, respectively, was used for operations.

Net Cash Used in Investing Activities

During the year ended December 31, 2019, the Company generated $nil from investing activities compared with cash used in investing activities of $114,153 for year ended December 31, 2020.

Net Cash Provided by Financing Activities

For the year ended December 31, 2020 the Company raised $883,715 from financing activities that included $388,586 from the issuance of shares of its common stock, proceeds from note payable and debt of $365,068 and $75,600 respectively.

For the year ended December 31, 2019 the Company raised $264,337 from the issuances of shares of its common stock and received advances in amount of $286,188 from related party corporations.

Commitments

There were no commitments as of December 31, 2020 and December 31, 2019.

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2020, the Company had $64,412 in cash and cash equivalents (December 31, 2019 - $21,477).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2020.

	2021	2022

Accounts payable and accrued liabilities	$1,843,780	$—
Notes payable	530,896
Due to related party corporations	65,020
Long-term debt	353,498	762,147
	$2,793,194	$762,147

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2020, the Company had an allowance for doubtful accounts of $NIL (December 31, 2019 - $NIL) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

Related Party Transactions

The balances of due to related party corporations on December 31, 2020 represent advances and payment from related party corporations which is non-interest bearing, unsecured and due on demand. The amount of $100,201 that is recorded as due to related parties as of December 31, 2019 are eliminated upon consolidation of these related parties in year 2020, pursuant to the acquisition transaction in 2020, became inter-company.

The due to related parties on December 31, 2020 of $65,020 (December 31, 2019 - $100,201) is comprised of $53,882 (December 31, 2019 $Nil) representing amount due to the company under significant influence of a shareholder of the Company. It also includes an amount of $11,138 (December 31, 2019 - $Nil) paid to a shareholder of the Company. These amounts were made to provide working capital and are due on demand and have no set repayment terms.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider on December 31, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

a)	As of December 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During the six months period ended June 30, 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company. The fair value of these shares, in amount of 232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations. (Note 10).

b)	As of December 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

During the year ended December 31, 2020, $982,176 (Issuance of shares for service – $838,400, stock options expenses - $143,776) was recognized for share-based payment expense to directors and officers of the Company. No expense for share based payments to directors and officers was recognized during the year ended December 31, 2019.

As of December 31, 2020, the Company had an amount owing to the Chief Executive Officer for $78,540 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

As of December 31, 2020, the Company had an amount owing to the Chief Financial Officer for $30,909 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

Subsequent events

During the three months period ended March 31, 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,614,685 non-registered shares of the Company's common stock was issued for gross proceeds of $298,355.

In March 2021, the Company announced that its subsidiary, BGC, signed a strategic partnership agreement to provide Business-to Business (B2B) solutions. Under the terms of the agreement the Company will receive a one-time customization and implementation fee of US$350,000.

In August 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 1,200,000 non-registered shares of the Company's common stock was issued for gross proceeds of $96,000.

The payment of all the Notes payable amounts disclosed in the consolidated financial statements as of December 31, 2020 has been extended based on the same terms. Subsequent to December 31, 2020, the Company’s received an additional CD$30,000 from a shareholder for payment of operating expenses. The loan does not bear any interest and is unsecured.

Subsequent to December 31, 2020, the Company received CD$300,000 from a Convertible Debenture offering of 1,000 units. Each unit is comprised of one (1) debenture in the principal amount of CD$1,000 per unit with a term of three (3) years from the date of issuance and bearing interest at the rate of 12% per annum. The whole or any part of the principal amount of the Debenture plus any accrued and unpaid interest may be convertible at the option of the debenture holder into common shares of the Company at a price equal to US$0.20 per share at any time up to the maturity date. The right of conversion in the Debenture may be accelerated by the Company if the closing price of the Company’s common shares exceeds 200% of the Conversion price for a period of 20 trading days in a 30 day period at any time up to the maturity date as more specifically set out in the Debenture agreement.

Subsequent to the year ended December 31, 2020, the Company repaid a long-term debt due to Moxies, an amount of $353,498

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Basis of presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the year.

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

Revenue recognition

The Company's revenue recognition policy follows ASC 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation and disclosure of revenue from contracts with customers in consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a stand-alone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of performance obligations

At contract inception, the Company assesses the services promised in the contract with a customer and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all the services promised in the contract regardless of whether they are explicitly stated or implied.

The following is a description of the Company's principal revenue generating activities.

Revenue is principally derived from time basis billing for IT professional services provided to customers. Professional services in these contracts are primarily considered a single performance obligation. Revenue for these contracts is recognized over time for the amount which the Company has right to consideration. The Company also derived revenue from enabling various payment transactions which is recognized on a fixed fees per transaction basis at a point in time as services are rendered. Deferred revenue is recognized for transactions arising during the current reporting period when it receives consideration from a customer before achieving certain criteria that must be met for revenue to be recognized. Deferred revenue is a liability as of the reporting period related to revenue producing activity for which revenue has not yet been recognized.

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

Segment reporting

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in, all revenues are currently earned in Canada and the Company’s research, development and strategical planning operations are carried out and served as an integral part of the Company’s business. The Company’s reportable segments and operating segments include rendering of professional services.

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

Property and Equipment

Equipment is stated at historic cost. The Company has the following sub-categories of property and equipment with useful lives and depreciation methods as follows:

•	Office equipment and furniture – 20% declining balance per year

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

Financial instruments and risk factors

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements.  Future requirements may be met through a combination of credit and access to capital markets.  The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary.  Should management decide to increase its operating activity, more funds than what is currently in place would be required.  It is not possible to predict whether financing efforts will be successful or sufficient in the future.   At December 31, 2020, the Company had $64,412 in cash and cash equivalents (December 31, 2019 - $21,477).

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company's financial liabilities based on the period year ended December 31, 2020.

	2021	2022 and after

Accounts payable and accrued liabilities	$1,843,780	$—
Notes payable	530,896
Due to related party corporations	65,020
Long-term debt	353,498	762,147
	$2,793,194	$762,147

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

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As at December 31, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents, and accounts receivable. At December 31, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks.  At December 31, 2020, the Company had an allowance for doubtful accounts of $NIL (December 31, 2019 - $NIL) as a result of a review of collectability of the amount outstanding and the duration of time it was outstanding.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company's assessment, management has concluded that its internal control over financial reporting was ineffective as of December 31, 2020, to provide e reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting as of the end of December 31, 2020, were ineffective due to the following: lack of segregation of duties, due to limited administrative and financial personnel and related resources.

Changes In Internal Control Over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Position	Appointed/Elected

Emanuel (Manny) Bettencourt		Director and Chief Executive Officer	March 1, 2020
Steven Roberts		Director	November 2019
Mahendra Naik		Director	March 1, 2020
Shibu Abraham		Chief Financial Officer	June 3, 2020
Bharat Vivek		Chief Operating Officer, Blockchain	July 16, 2020
Pankaj Kumar**		Chief Operating Officer, Payment Technologies	July 16, 2020

**Mr. Kumar has resigned as Chief Operating Officer of the Company effective July 26, 2021.

The former officers and directors for the period ended December 31, 2020 were as follows:

Name	Age	Position	Appointed/ Elected	Served till

Roger Charles Connors		Director	December 2018	October 2019
Mahmoud Hashem		Director and Chief Executive Officer	September 2018	November 2019
Manish Grigo		Director and Chief Financial Officer	July 2019	November 2019

Each Director serves until the next annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Mr. Bettencourt has been the Chairman & CEO of Sensor Technologies Inc. since December 2019. He has also been the Executive Chairman of W2E technology Corp. since January 2018, and Managing Director of First Principles Group Inc. since May 2002. From January 2018 until November 2018, Mr. Bettencourt was CEO and CO-Founder of Demand Power Group Inc. Mr. Bettencourt is a graduate of the University of Toronto at Mississauga (B.COMM 1995) and holds both a CPA, CA designation.

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

Mr. Abraham has over 20 years of experience in senior management and leadership skills combined with in-depth Canadian and US regulatory and technical accounting knowledge. He was most recently head of Shibu Abraham Professional Corporation and prior to that he was partner at Abraham Chan LLP. He is a Chartered Professional Accountant in Canada, Chartered Accountant in India and Certified Public Accountant is the USA (Illinois).

Mr. Vivek is currently CEO of Blockline Solutions Private Limited and has been in this role since the inception of the company. Prior to that he served in various roles culminating in Engagement Manager with PwC (2012 to 2019). Mr. Vivek is an accomplished business leader and entrepreneur with more than 15 years of experience in the financial services, payment, retail, healthcare, telecom, energy and utilities sector. He also serves as CEO of Moxie Holdings Private Ltd., which manages technology focused companies in various sectors. Mr. Vivek earned his Master of Business Administration from York University, Schulich School of Business in Toronto in 2012.

Mr. Kumar is an experienced and successful business founder with a demonstrated history of working in the financial services and technology industry. Mr. Kumar is the CEO of MSS Payments since June 2014, a company that deploys digital payment platforms for financial institutions, remittance companies and NBFC’s. Mr. Kumar earned his MBA from the James Cook University in Australia in 2008.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2020, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, the Company is in the process of preparing a code of business conduct and ethics policy during 2021.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2020, there was the following Named Executive Officers:

Name	Position
Emanuel (Manny) Bettencourt	Director and Chief Executive Officer
Shibu Abraham	Chief Financial Officer
Bharat Vivek	Chief Operating Officer, Blockchain
Pankaj Kumar	Chief Operating Officer, Payment Technologies

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2020 and 2019, to the Named Executive Officers:

Name	Principal position	Year	Salary or fees	Bonus	Deferred stock Units/ shares(8)	Option awards	Total

Emanuel (Manny) Bettencourt(1)	Chief Executive Officer	2020	$78,540	Nil	$636,400	$19,131	$734,071
		2019	Nil	Nil	Nil	Nil	Nil

Mahmoud Hashem(2)	Chief Executive Officer	2020	Nil	Nil	Nil	Nil	Nil
		2019	$19,158	Nil	Nil	Nil	$19,158

Nayeem Saleem Alli(3)	Chief Executive Officer	2020	Nil	Nil	Nil	Nil	Nil
		2019	$21,101	Nil	Nil	Nil	$21,101

Steve Roberts(4)	Chief Executive Officer	2020	$26,460	Nil	Nil	$55,272	$81,732
		2019	$2,412	Nil	Nil	Nil	$2,412

Shibu Abraham(5)	Chief Financial Officer	2020	$30,909	Nil	$202,000	$14,102	$247,011
		2019	Nil	Nil	Nil	Nil	Nil

Manish Grigo(6)	Chief Financial Officer	2020	Nil	Nil	Nil	Nil	Nil
		2019	$2,668	Nil	Nil	Nil	$2,668

(1)

Emanuel (Manny) Bettencourt joined the Company as Director and CEO on March 1, 2020. Under his consulting agreement Mr. Bettencourt was compensated Cdn$10,000 per month plus certain travel related expenses as required by his duties as CEO.  As at December 31, 2020, the fees noted above remain unpaid.

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

36

(4)

Steve Roberts joined the Company as President in September 2016.  Under his employment agreement Mr. Roberts was compensated Cdn$10,000 per month plus certain travel related expenses as required by his duties as President.  Effective January 2017, this was increased to Cdn$15,000 per month. In September 2018 Mr. Roberts resigned from the Company. In November 2019, Mr. Roberts was appointed became CEO of the company with compensation of Cdn$10,000 per month. He resigned as CEO on March 1, 2020.

(5) (6)

Shibu Abraham joined as Chief Financial Officer in May 2020.  Under his employment agreement Mr. Abraham was compensated Cdn$5,000 per month. As at December 31, 2020, the fees noted above remain unpaid.

Manish Grigo joined as Chief Financial Officer in September 2018.  For 2018, fees were paid to a company owned and controlled by Manish Grigo for the time incurred. Effective January 2019, Mr. Grigo earned a salary of Cdn $7,000 per month. Mr. Grigo resigned from the Company in November 2019.

(7)	As required by SEC rules, amounts in the column "Stock Awards" present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ 718 Compensation—Stock Compensation ("FASB ASC 718"). The grant date fair value of each of the executives' award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC's disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC's disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year.

Outstanding Equity Awards as of December 31, 2020

Outstanding stock options granted to Named Executive Officers ("NEO's") and Directors as at December 31, 2020 are as follows:

Name	Type of instrument	No. of securities underlying unexercised instrument available	No. of securities underlying unexercised instrument exercisable	Exercise price(1)	Expiration date
Steven Roberts	Options	2,000,000	611,150	0.10	3/1/2027
Emanuel (Manny) Bettencourt	Options	1,000,000	333,352	0.10	1/15/2027
Mahendra Naik	Options	1,000,000	277,798	0.10	3/1/2027
Shibu Abraham	Options	1,000,000	83,359	0.20	10/22/2027

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

On October 22, 2020, the Company granted 1,000,000 common stock purchase options at an exercise price of $0.20 to an Officer of the Company. 27,805 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.20 and would vest ratably over a three-year period from the date of grant.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of September 24, 2021, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 2455 Cawthra Rd, Unit 75 Mississauga, Ontario Canada, L5A3P1.

Title of Class	Name of Beneficial Owner	Office, if any	Amount of shares controlled	Percent of class
Common Stock	2425287 Ontario Inc.		6,335,612	5.71%
Common Stock	Jose Nieves		5,650,000	5.098%
Common Stock	Rob Lee		11,773,368	10.62%

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

Director Independence

Steven Roberts and Mahendra Naik was deemed to be an "independent director", as that term is defined by the listing standards of the national exchanges and SEC rules during the period ended December 31, 2020.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

SRCO Professional Corporation is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the period ended December 31, 2020. The following table shows the fees that we paid or accrued for the audit for the year ended December 31, 2020 and December 31, 2019.

Fee Category	December 31, 2020	December 31, 2019
Audit Fees and quarterly review	$85,000	$60,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 24, 2021.

ZOOMPASS HOLDINGS, INC.
September 24, 2021	By: /s/ Emanuel (Manny) Bettencourt
Emanuel (Manny) Bettencourt Chief Executive Officer

By: Emanuel (Manny) Bettencourt
Emanuel (Manny) Bettencourt Chief Financial Officer

 ZOOMPASS HOLDINGS INC.

Consolidated Financial Statements

Year Ended December 31, 2020 and 2019

(Expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zoompass Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zoompass Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two year-period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year-period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

Description of the Critical Audit Matter

Auditing business combination was complex and highly judgmental due to the justification of business and significant estimation required to determine the fair value of assets acquired / liabilities assumed, the purchase consideration conveyed and the resulting goodwill recognized, and the significant judgment by management when estimating the fair value of the acquisition related contingent consideration liability.

How the Critical Audit Matter Was Addressed in the Audit

To audit the accounting of the business combination transactions, we evaluated the justification of business acquisition from management to ensure the compliance with U.S. GAAP; and we reviewed the fair value calculation of assets acquired / liabilities assumed, the purchase consideration conveyed and the resulting goodwill recognized to agreements and valuation expert’s report that included methodology and assumptions used and assessed those inputs to be reasonable, testing management’s process for determining the fair value of the acquisition related contingent consideration liability, and testing the completeness and accuracy of the underlying data used in the fair value calculation.

Impairment of Intangible Assets and Goodwill

Description of the Critical Audit Matter

As discussed in Note 5 to the consolidated financial statements, the Company recorded impairment charges on goodwill and intangible assets during the year ended December 31, 2020.

Auditing management's goodwill and intangible assets impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and intangible assets and underlying reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and intangible assets and underlying reporting unit, we performed audit procedures that included, among other things, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. In addition, we assessed the current financial forecast in light of management’s current plans, and we assessed the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

Deemed disposition of a partially owned subsidiary

Description of the Critical Audit Matter

As discussed in Note 14 to the consolidated financial statements, effective September 30, 2020, the Company terminated the acquisition agreement as management lost control over the operations of MSS. Pursuant to the deemed disposition, the Company deconsolidated the subsidiary as of that date.

Auditing disposition of a partially owned subsidiary was complex due to the significant estimation of fair value of assets and liabilities disposed, the accrued liabilities resulted from disposition, justification of loss of control and consideration of the disposition.

How the Critical Audit Matter Was Addressed in the Audit

To audit the accounting of the disposition of partially owned subsidiary, we evaluated management’s assessment of loss of control, accounting for disposition in accordance with U.S. GAAP; we verified the fair value of assets and liabilities disposed, the consideration of disposition, the resulting impact on income statement, the accrued liabilities resulting from the disposition, and the cancellation of equity instruments and the adjusted contingent consideration liability.

We have served as the Company’s auditor since 2018 Richmond Hill, Ontario, Canada September 24, 2021	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

Zoompass Holdings Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

		December 31,	December 31,
As At,	Note	2020	2019
ASSETS
Current assets
Cash and cash equivalents		$64,412	$21,477
Accounts receivable		467,383	—
Other current assets		35,179	10,563
Total current assets		566,974	32,040
Non-current assets
Equipment, net	4	7,407	—
Goodwill	3	—	—
Intangible assets, net	5	—	—
Right-of-use asset, net	6	25,402	—
Deposit		1,878	—
Total non-current assets		34,687	—
Total assets		$601,661	$32,040
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	9	$1,843,780	$710,430
Notes payable	7	530,896	—
Deferred revenue		59,533	38,570
Due to related parties	9	65,020	100,201
Deferred grants – current portion	8	6,382	—
Lease obligation - current portion	6	25,815	—
Long-term debt - current portion	8	209,282	—
Total current liabilities		2,740,708	849,201
Non-current liabilities
Deferred grants – long term portion	8	19,147	—
Long-term debt	8	651,041	—
Total liabilities		3,410,896	849,201
Shareholders' Deficiency
Common shares, $0.0001 par value, authorized - 500,000,000 issued and outstanding – 104,009,458 (December 31, 2019 - 109,746,036)	10	10,402	10,975
Shares to be issued / cancelled	10	8,622,459	34,091
Additional paid in capital	10	35,559,692	27,104,864
Cumulative translation adjustment		(162,379)	186,874
Accumulated deficit		(46,840,154)	(28,153,965
Total shareholders' deficiency attributed to owners		(2,809,980)	(817,161)
Non-controlling interest		745	—
Total shareholders' deficiency		(2,809,235)	(817,161)
Total liabilities and shareholders' deficiency		$601,661	$32,040

Nature of operations and going concern (note 1); Subsequent events (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Zoompass Holdings Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	Year ended December 31, 2020	Year ended December 31, 2019
Revenue from services rendered	$872,465	$—
Cost of revenue	665,881	—
Gross profit	206,584	—
Expenses Salaries and consulting fees	696,650	266,433
Professional fees	200,637	168,429
Insurance	111,754	—
Filing fees and regulatory costs	43,877	4,892
Rent expense	102,387	15,740
Office and sundry expenses and reversal of impairment on related parties	15,619	(110,767)
Depreciation and amortization (notes 4 and 5)	437,128	—
Software development costs	15,604	81,122
Share-based payments (note 11)	1,549,762	227,000
Travel expense	8,272	—
Provision for bad and doubtful debts	330,886	—
Interest and bank charges	126,783	1,323
(Gain) on settlement/revaluation of debt (notes 8, 10)	(318,581)	—
Foreign exchange gain	(143,075)	(38,916)
	3,177,703	615,256
Loss from operations	(2,971,119)	(615,256)
Other income (expense) Impairment of goodwill (note 3)	(13,030,124)	—
Impairment of intangible assets (note 5)	(6,551,870)	—
Net loss due to change in fair value of contingent consideration	(387,356)	—
Amortization of deferred grants (note 8)	6,382	—
Gain from deemed disposal of subsidiary (note 14)	144,969	—
Gain on settlement of contingent consideration (note 10)	3,574,368	—
	(16,243,631)	—
Loss before taxes	(19,214,750)	(615,256)
Income taxes Current expense (note 15)	(139)	—

Net loss	$(19,214,889)	$(615,256)
Less: net loss attributable to non-controlling interest	(528,700)	—
Net loss attributable to the Company	$(18,686,189)	$(615,256)
Other comprehensive loss Loss on foreign currency translation	(348,790)	(62,585)
Less: Other comprehensive loss attributable to non-controlling interest	463	—
Total comprehensive loss	$(19,563,679)	$(677,841)
Basic and diluted net loss per share	$(0.2073)	$(0.006)
Weighted average number of common shares outstanding - basic and diluted	90,154,546	107,848,952

The accompanying notes are an integral part of these consolidated financial statements.

Zoompass Holdings Inc.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in US Dollars)

	Common shares		Shares to be issued / cancelled
	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
		$		$	$	$	$	$	$
Balance, December 31, 2019	109,746,036	10,975	757,575	34,091	27,104,864	186,874	(28,153,965)	—	(817,161)
Share issuance for private placement	5,039,269	504	(757,575)	(34,091)	422,173	—	—	—	388,586
Shares issued on conversion of debt	3,319,162	332	—	—	232,010	—	—	—	232,342
Share-based payment expense - issuance of shares for services	6,160,000	616	—	—	1,240,384	—	—	—	1,241,000
Cancellation of shares	(44,911,724)	(4,491)	—	—	4,491	—	—	—	—
Share-based payment expense	—	—	1,500,000	165,000	143,762	—	—	—	308,762
Shares granted on business combination	—	—	41,313,430	15,713,308	—	—	—	—	15,713,308
Shares issued on business combination	20,656,715	2,066	(20,656,715)	(6,197,015)	6,194,949	—	—	—	—
Fair value of warrants on business combination	—	—	—	(1,058,834)	1,058,834	—	—	—	—

Cancellation of shares and warrants pursuant to disposition of subsidiary (note 10)	—	—	(9,330,000)	—	(2,799,295)	—	—	—	(2,799,295)
Shares issued on asset purchase	4,000,000	400	—	—	1,359,600	—	—	—	1,360,000
Warrants issued on asset purchase	—	—	—	—	597,920	—	—	—	597,920
Non-controlling interest upon acquisition	—	—	—	—	—	—	—	528,982	528, 982
Foreign currency translation adjustment	—	—	—	—	—	(349,253)	—	463	(348,790)
Net loss for the year	—	—	—	—	—		(18,686,189)	(528,700)	(19,214,889)
Balance, December 31, 2020	104,009,458	10,402	12,826,715	8,622,459	35,559,692	(162,379)	(46,840,154)	745	(2,809,235)

	Common shares		Shares to be issued
	Number of		Number of		Additional paid in	Cumulative translation
	Shares	Amount	Shares	Amount	capital	adjustment	Deficit	NCI	Total
		$		$	$	$	$	$	$
Balance, December 31, 2018	105,450,000	10,545	—	—	26,648,048	249,459	(27,538,709)	—	(630,657)
Share-based payment expense - shares issued for services	1,500,000	150	—	—	226,850	—	—	—	227,000
Shares issued for cash	2,796,036	280	757,575	34,091	229,966	—	—	—	264,337
Foreign currency translation adjustment	—	—	—	—	—	(62,585)	—	—	(62,585)
Net loss for the year	—	—	—	—	—	—	(615,256)	—	(615,256)
Balance, December 31, 2019	109,746,036	10,975	757,575	34,091	27,104,864	186,874	(28,153,965)	—	(817,161)

The accompanying notes are an integral part of these consolidated financial statements.

Zoompass Holdings Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Years Ended December 31,
	2020	2019
Cash flows used in operating activities
Net loss for the year	$(19,214,889)	$(615,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	437,128	—
Amortization of deferred grants	(6,382)	—
Provision for bad and doubtful debts	330,886	—
Shares issued for services	1,549,762	227,000
Foreign exchange (gain)	(143,075)	(38,916)
Interest expenses on debt valuation	113,067	—
Gain on settlement of debt	(318,580)	—
Impairment of goodwill and reversal	13,030,124	(163,872)
Impairment of intangible assets	6,551,870	—
Change in fair value of contingent consideration	387,356	—
Gain from deemed disposal of subsidiary	(144,969)	—
Gain on settlement of contingent consideration	(3,574,368)	—
(Increase) decrease in:
Accounts receivable	(379,393)	—
Other current assets	(94,676)	(2,722)
Accounts payable and accrued liabilities	909,596	55,157

Deferred revenue	20,963	—
Net cash used in operating activities	(545,581)	(538,609)

Cash flows used in investing activities

Cash acquired from BGC.	48,742	—
Cash paid on intangible asset acquired	(162,895)	—
Net cash used in investing activities	(114,153)	—

Cash flows provided by financing activities
Proceeds from note payable	365,068	—
Proceeds from shares issued	388,586	264,337
Proceeds from debt	75,600	—
Proceeds from related parties	63,096	286,188
Net cash provided by financing activities	892,350	550,525
Net change in cash	232,616	11,916
Effect of exchange rate changes on cash held in foreign currencies	(189,681)	(26,514)
Cash, beginning of year	21,477	36,075
Cash, end of year	$64,412	$21,477

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets	$1,957,920	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

Effective March 6, 2018, the Company’s Canadian operating subsidiary, Zoompass, Inc., entered into an Asset Purchase Agreement (the "Agreement") for the sale of its Prepaid Card Business ("Prepaid Business") to Fintech Holdings North America Inc., or its designee. The aggregate purchase price of the Prepaid Business was C$400,000 (US$314,160). The transaction was completed on March 26, 2018.

On October 16, 2018, the Company purchased certain business assets that represents a business from Virtublock Global Corp. (“Virtublock”, “VGC”) in return the Company issued 44,911,724 shares to Virtublock and pursuant to the issuance of shares Virtublock ended up owning 45% of total outstanding common shares of the Company.

On February 27, 2020, the Company cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement dated October 17, 2018 with Virtublock (note 3). Pursuant to a General Release agreement dated November 29, 2019, the asset purchase agreement dated October 17, 2018 with Virtublock was deemed cancelled and each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party, and Virtublock assigned and tendered the 44,911,724 shares of common stock of the Company to the Company for cancellation. As the share cancellation occurred on February 27, 2020, the accounting recognition of this transaction, consisting of a transfer of $4,492 from common stock to additional paid-in capital and related reduction in the number of common shares outstanding, were reflected in the consolidated financial statements for the year ended December 31, 2020.

On May 31, 2020, the Company closed a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Blockgration Global Corp., an Ontario corporation, and its subsidiaries, (Blockline Solutions Private Ltd, Msewa Software Solutions, Zuum Global Services Inc.) ("BGC"), and the shareholders of BGC (the "BGC Shareholders"). This acquisition gives the Company controlling interest in BGC’s subsidiaries in Canada and India which are engaged in the business of digital wallet deployments, prepaid card platform, blockchain and mobile apps deployment.

On September 30, 2020, the Company cancelled 9,330,000 shares of the common stock and 14,845,000 share purchase warrants which were allocated in connection with the acquisition of MSS, that was a 70% subsidiary of BGC on May 31, 2020. See (note 3, 10 and 14).

The Company has incurred recurring losses from operations and as of December 31, 2020, and December 31, 2019, and had net working capital deficiency and an accumulated deficit. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Subsequent to year-end the Company raised approximately $400,000 in additional financing. See (note 16) Sale of additional equity securities by the Company would result in the dilution of the interests of existing shareholders. There can be no assurance that financing will be available when required.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

During 2020, as a result of COVID-19 infections having been reported throughout the United States, Canada, India and countries in Europe, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. To the date of the issuance of these consolidated financial statements, the Company is still assessing the impact on its business, results of operations, financial position and cash flows, which will be accounted for when the reliable estimates will become available.

Basis of presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the year.

 Basis of consolidation:

The consolidated financial statements comprise the accounts of Zoompass Holdings Inc., the legal parent company, and its subsidiaries. The accounts of the subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies. All significant inter-company balances and transactions, unrealized gains or losses on transactions between the entities have been eliminated upon consolidation.

Legal Entity	Location	Ownership Interest
Zoompass Inc. (“ZM”)!	Canada	100%
Paymobile Inc. (“PM”)!	USA	100%
Zoompass Technologies Inc. (formerly Mobility Fintech Solutions USA Inc.) (“ZTI”)	USA	100%
Blockgration Global Corp. (“BGC”)*	Canada	100%
Virtublock OU (“VO”)*	Estonia	100%
Blockline Solutions Private Ltd (“BSP”)*	India	100%
Msewa Software Solutions (“MSS”)*	India	70%
Zuum Global Services Inc. (“ZMG”)*	Canada	70%

 *Those entities became subsidiaries of the Company pursuant to the acquisition transaction completed on May 31, 2020. The transaction with MSS was cancelled as of September 30, 2020 and has been accounted for as deemed disposal of subsidiary.

! No changes in the shareholding since December 31, 2018 (Note 3)

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Translation of foreign currencies

The functional currency of the Company, PM and ZTI is the US dollar. The Company has determined that the functional currency of ZM, BGC and ZMG is the Canadian dollar (references to which are denoted "C$"), for BSP and MSS is the Indian Rupees and for VO is the Euro. The reporting currency of the Company is US Dollar.

Transactions in currencies other than the functional currency are recorded at the rates of the exchange prevailing on dates of transactions. At each balance sheet reporting date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at each reporting date. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated at the exchange rate at the historical date of the transaction. The impact from the translation of foreign currency denominated items is reflected in the statement of operations and comprehensive loss.

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

Revenue recognition

The Company's revenue recognition policy follows ASC 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation and disclosure of revenue from contracts with customers in consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a stand-alone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of performance obligations

At contract inception, the Company assesses the services promised in the contract with a customer and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all the services promised in the contract regardless of whether they are explicitly stated or implied.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

The following is a description of the Company's principal revenue generating activities.

Revenue is principally derived from time basis billing for IT professional services provided to customers. Professional services in these contracts are primarily considered a single performance obligation. Revenue for these contracts is recognized over time for the amount which the Company has right to consideration. The Company also derived revenue from enabling various payment transactions which is recognized on a fixed fees per transaction basis at a point in time as services are rendered.

Deferred revenue is recognized for transactions arising during the current reporting period when it receives consideration from a customer before achieving certain criteria that must be met for revenue to be recognized. Deferred revenue is a liability as of the reporting period related to revenue producing activity for which revenue has not yet been recognized.

 Leases

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner like previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the FASB, which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of Operation. The Company determines the lease term by agreement with lessor.

As the Company’s current operating lease of office space on January 1, 2019 had a term of less than 12 months, the Company elected not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments were recognized in statement of operations on a straight-line basis over the lease term.

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

Business combinations

A business combination is a transaction or other event in which control over one or more businesses is obtained. A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

of inputs and processes applied to those inputs that can create outputs that provide a return to the Company and its shareholders. A business need not include all the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to RUs. If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

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

Equipment

Equipment is stated at historic cost. The Company has the following sub-categories of equipment with useful lives and depreciation methods as follows:

•	Office equipment and furniture – 20% declining balance per year

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Share-based payment expense

The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of warrants and other share-based awards are valued using the Black-Scholes model with assumptions based on historical experience and future expectations. All issuances of share-based payments have been fully-vested, otherwise the Company recognizes such awards over the vesting period based on expectations of the number of awards expected to vest over that period on a straight- line basis.

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

Segment reporting

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in, all revenues are currently earned in India and the Company’s research, development and strategical planning operations are carried out and served as an integral part of the Company’s business. The Company’s reportable segments and operating segments include rendering of professional services.

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

The areas where management has made significant judgments include, but are not limited to:

Accounting for acquisitions and disposal: The accounting for acquisitions requires judgement to determine if an acquisition meets the definition of a business combination under ASC 805. Further, management is required to use judgement to determine the fair value of the consideration provided and the net assets and liabilities acquired while in case of disposal management is required to use judgement to determine if the Company continues to exercise control over a subsidiary or is it a deemed disposal.

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

RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss (current expected credit loss – CECL) on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 15, 2019, FASB issued ASU No. 2019-10 and finalized various effective date delays for private companies, not-for-profit organizations, and smaller reporting companies applying the CECL, and the effective date of CECL implementation date has been delayed to January 2023. As the new CECL model requires changes to the Company's process of estimating expected credit losses on trade receivables, the Company is in a process to identify and update existing internal controls and procedures to ensure compliance with the new guidance once it becomes effective.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in 2020 and has updated disclosures in this report. See Note 16 for additional information.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company evaluated the impact ASU

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

2019-12 will have on its consolidated financial statements and does not expect a material impact upon adoption in

2021.

On January 1, 2019, the Company adopted ASC 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner like previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the FASB, which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our current operating lease of office space, at the commencement, has a term of less than 12 months, the Company elects not to apply the recognition requirements of ASC 842 to the short-term lease, instead lease payments are recognized in statement of operations on a straight-line basis over the lease term.

NOTE 3 – ACQUISITIONS OF BUSINESS AND ACQUISITION OF ASSET

Acquisition of Virtublock Global Corp. (VGC):

On October 16, 2018, the Company entered into an agreement with VGC, a corporation incorporated in Ontario Canada, to acquire assets and intellectual property of VGC. Based on an examination of the net assets acquired, the acquisition of the net assets was determined to be a business as defined under ASC 805.

Pursuant to the agreement, the Company issued 44,911,724 shares of its common stock to VGC as purchase consideration. The fair value of the shares issued was determined to be $3,458,203 based on the market value of the common stock as the date of issuance. The following table sets forth the allocation of the purchase consideration to the fair value of the net assets acquired. The acquired goodwill is primarily related to the value attributed to a company that was expected to experience accelerated growth.

Management tested goodwill and intangibles for impairment and determined them to be impaired. The main cause of the impairment was Company’s inability to secure the required financing and customer contracts in order to operationalize the new acquisition of VGC. As a result, the carrying amounts of intangibles and goodwill could not be supported.

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

Common shares issued	$3,458,203

Net assets acquired
Customer base	—
Trade name – Virtublock (note 5)	6,600
Intellectual property / Technology (note 5)	11,200
Non-compete agreements	—
Goodwill (note 5)	$3,440,403
Total net assets acquired	3,458,203
Impairment at December 31, 2018 (note 5)	(3,458,203)
$—

On February 27, 2020, the Company terminated the agreement with Virtublock and cancelled 44,911,724 shares of the common stock which were issued in connection with the asset purchase agreement. Pursuant to a General Release agreement, each party acknowledged and agreed that no party has or shall have any claim with respect to intellectual property, software or other assets owned by any other party and that no agreements exist or remain unsatisfied with respect to the transfer of any asset from a releasing party to any other party.

Acquisition of Blockgration Global Corp. (BGC):

On May 31, 2020, the Company closed a share exchange agreement with BGC and its subsidiaries, wherein the Company acquired all of the outstanding shares of common stock of BGC, a company incorporated in Ontario, Canada, that is in the business of rendering IT professional services, for an aggregate purchase price of $9,000,000. The consideration was to be paid by issue of common shares and share purchase warrants in the Company as follows:

i)	41,313,430 newly issued common shares in the Company at market price of $0.30 per share
ii)	56,186,560 share purchase warrants at an exercise price of $0.25, valid for 3 years

Subsequent to the year-end the Company decided to cancel the both the 2020 and 2021 bonus shares and warrants. Due to the publicly traded nature of the Company’s shares, the equity issuance of the shares was considered to be a more reliable measurement of fair market value of the transaction compared to having a separate valuation of the net assets.

Further, the Company was also to issue bonus shares and share purchase warrants on a pro rata basis after the end of each applicable fiscal year, upon achievement of certain operational milestones within a defined time period.

a)	2020 Bonus shares – 5,000,000 shares and 5,000,000 warrants
b)	2021 Bonus shares – 5,000,000 shares and 5,000,000 warrants

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Under the acquisition method of accounting, the total purchase price reflects the tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition. The following table summarizes the allocation of the purchase price of BGC, and its subsidiaries:

Consideration
Common shares/warrants	$7,255,849
Contingent shares/warrants (recorded as contingent consideration payable)	11,644,471
18,900,320

Net assets acquired
Cash and cash equivalents	$52,795
Accounts receivable	220,213
Inventory	5,838
Right-of-use asset	39,922
Other assets	53,083
Equipment	17,674
Goodwill	16,711,559
Intangible assets	4,385,000
Accounts payable and accrued liabilities	(516,88)
Note and debt payable	(263,639)
Other liabilities	(76,658)
Non-controlling interest	(1,728,679)
Total net assets acquired	$18,900,320

Acquisition of Assets:

On July 15, 2020, the Company entered into certain Intellectual Property Rights Purchase and Transfer Agreement with Moxie Holdings Private Ltd. (Moxies) an Indian corporation for:

(i)	cash consideration of $1,200,000 to be paid in installments,
(ii)	four million (4,000,000) newly issued shares of common stock, and
(iii)	warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.50 per share valid for three years.

The Asset was included in intangible assets as IP technology under development and the fair value for total consideration was determined on the date of acquisition as $3,106,831, see note 5. The fair value of consideration paid was allocated as follows (i) cash consideration at net present value of $1,148,911, (ii) consideration in common stock was valued at $1,360,000, and (iii) consideration in warrants was valued at $597,920.

The repayment terms for the cash consideration were modified on September 28, 2020 as follows:

Payment due October 30, 2020	$400,000
Payment due December 31, 2020	350,000
Payment due March 31, 2021	200,000
Payment due March 31, 2022	250,000

The net present value of the future payments before modification of payment terms was determined using a weighted average cost of capital of 24.70% and was determined to be $1,158,632. The net present value of the future payments upon modification of payment terms was determined using a weighted average cost of capital of 24.70% and was determined to be $1,032,256, with a gain of $126,376 recognized and included in the statement of operations, see note 8.

The Company has not been able to make the payments as per the modified due dates as a result of cash flow shortage and is continuing to make the payments when funds become available.

In October 2020, repayment terms were further modified to extend the last payment date to 2023. The net present value of the future payments before the second modification of payment terms was determined using a weighted average cost of capital of 24.70% and was determined to be $937,140. The net present value of the future payments upon second modification of payment terms was determined using a weighted average cost of capital of 24.70% and was determined to be $778,127, with a gain of $159,013 recognized and included in the statement of operation, see note 8.

During the year ended December 31, 2020, a total of $162,895 including a payment on initial stage of the asset acquisition in the amount of $50,000 was paid. Subsequent to the year ended December 31, 2020, an additional $353,498 has been paid. The Company has not been able to make the payments as per the modified due dates as a result of cash flow shortage and is continuing to make the payments when funds become available.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 4 – EQUIPMENT

Cost	Office equipment
Balance at December 31, 2019	—
Additions on acquisition of subsidiaries (note 3)	26,773
Additions	12,564
Deduction for MSS cancellation (note 14)	(21,535)
Foreign exchange	1,238
Balance at December 31, 2020	19,040

Accumulated depreciation	Office Equipment
Balance at December 31, 2019	—
Additions on acquisition of subsidiaries (note 3)	9,099
Depreciation for the year	6,988
Deduction for MSS cancellation (note 14)	(4,454)
Balance at December 31, 2020	11,633

Balance at December 31, 2019	—
Balance at December 31, 2020	7,407

NOTE 5 – INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

Cost	Tradenames	Intellectual Property	Customer base	IP Technology under development	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—
Additions on acquisition of subsidiaries (note 3)	418,000	768,000	3,199,000		4,385,000
Additions for the year (note 10)				3,106,831	3,106,831
Deduction for MSS deemed disposal (note 14)	(33,000)	(73,000)	(310,000)		(416,000)
Impairment of intangible assets	(378,400)	(682,873)	(2,838,488)	(3,057,774)	(6,957,535)
Foreign exchange	(6,600)	(12,127)	(50,512)	(49,057)	(118,296)
Balance at December 31, 2020	$—	$—	$—	$—	$—

Accumulated Amortization	Tradenames	Intellectual Property	Customer base	IP Technology under development	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—
Additions (note 3)	—				—
Amortization	29,448	42,975	357,717	—	430,140

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Deduction for MSS cancellation (note 14)	(1,375)	(2,433)	(20,667)		(24,475)
Impairment of intangible assets	(28,073)	(40,542)	(337,050)		(405,665)
Foreign exchange	—	—		—	—
Balance at December 31, 2020	$—	$—	$—	$—	$—

Balance at December 31, 2019	$—	$—		$—	$—
Balance at December 31, 2020	$—	$	$	$—	$—

Goodwill	Total
$
Balance at December 31, 2019	—
Acquisition (note 3)	16,711,559
Disposition of subsidiary	(3,581,168)
Impairment in 2020	(13,030,124)
Foreign exchange	(100,267)
Balance at December 31, 2020	—

 We test goodwill for impairment at the reporting level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. The qualitative factors we considered include, general macroeconomic conditions, industry and market conditions, cost factors, events or changes affecting the composition or carrying amount of the net assets of our reporting unit, volatility in our share price and other relevant entity-specific events. During the year, the Company acquired BGC, triggering a substantial event.

During the year the Company identified circumstances which would call for evaluation of goodwill impairment and therefore impaired $13,243,071 reducing the goodwill related to the acquisition to $3,263,210. As at December 31, 2020, the Company identified additional circumstances including actual results compared to the projection which would call for evaluation of goodwill impairment and therefore impaired the remaining balance of goodwill related to the acquisition to $nil.”

NOTE 6 – RIGHT-OF-USE ASSET

The right-of-use assets consist of the operating lease for the Company's subsidiary BGC’s office facility in Toronto and office lease facility for one of the Company’s subsidiaries, MSS, which are amortized over the remaining term of the lease of 33 and 36 months, respectively. The right-of-use assets also consists of a finance leased vehicle for one of the Company’s subsidiary, MSS. The leases from MSS have been removed as a result of deemed disposition of MSS.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Right-of-use assets	$
Balance at June 1, 2020 (see note 3)	39,922
Additions	191,639
Amortization	(37,261)
Deduction of MSS asset from cancellation (note 14)	(178,966)
Foreign exchange	10,068
Balance at December 31, 2020	25,402
Lease obligation
$
Balance at June 1, 2020	40,303
Additions	190,294
Repayment of interest accretion	(13,017)
Deduction of MSS obligation from cancellation (note 14)	(200,152)
Foreign exchange	8,387
Balance at December 31, 2020	25,815

Current portion of operating lease obligation	25,815

The operating lease expense was $63,835 for the year ended December 31, 2020 ($Nil – December 31, 2019) and included in rent expense. At the commencement date of the lease, the lease liability was measured at the present value of the lease payments that were not paid at that date. The lease payments are discounted using an interest rate of 10.8% for the Company and 17% for the Company’s subsidiary, which is the estimated incremental borrowing rate. The balance at June 1, 2020 relates to the subsidiaries acquired during the year.

NOTE 7 – NOTES PAYABLE

In July 2018, the Company’s subsidiary BGC obtained an unsecured loan of $36,650 (C$50,000) from an unrelated party shareholder for payment of operating expenses for an original term of two years, with option to renew bearing no interest and repayable on demand. The balance of the loan on December 31, 2020 is $39,270 (December 31, 2019 - $Nil). The loan has been extended on the same terms.

In September 2019 and July 2020, the Company’s subsidiary BGC and ZM, respectively, obtained unsecured loans of $23,142 (C$30,000) and $7,437 (C$10,000), respectively, from an unrelated third party for payment of operating expenses for an original term of one year bearing no interest and repayable on demand. The balance of the loan on December 31, 2020 was $23,562 and $7,854 respectively. (December 31, 2019 - $Nil). The loan has been extended on the same terms.

In February 2020 and April 2020, the Company’s subsidiary BGC obtained unsecured loans of $60,264 (C$75,000) and $22,014 (C$30,000), respectively, from a shareholder (an unrelated party) for payment of operating expenses for an original term of one year bearing no interest and repayable on demand. The balance of the loans on December 31, 2020 was $82,467 (December 31, 2019 - $Nil). The loan has been extended on the same terms.

In October 2020, the Company’s subsidiary ZM obtained an unsecured loan of $241,559 (C$318,903) from unrelated third parties for payment of operating expenses for an original term of one year bearing no interest and repayable on demand. The balance of the loans on December 31, 2020 was $250,467 (December 31, 2019 - $Nil). The loan has been extended on the same terms.

During the year 2020, the Company’s subsidiary BSP obtained an unsecured loan of $127,276 (INR 9,298,521) from an unrelated third parties for payment of operating expenses for a term of one year bearing no interest and repayable on demand. The balance of the loans on December 31, 2020 was $127,277 (December 31, 2019 - $Nil).

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 8– LONG TERM DEBT

On December 31, 2020, long term debt consisted of the following:

a)

During the year ended December 31, 2020, two subsidiaries of the Company received Canada Emergency Business Account loan for COVID-19 relief amounting to $78,540 (C$100,000), unsecured and non-interest bearing, repayable by December 31, 2022. The present value of the loan at December 31, 2020 was $50,508. Repayment of the loan balance on or before December 31, 2022 will result in a loan forgiveness of $10,000. As at January 1st, 2023, the Company will have the option to extend the repayment of the capital for 3 years, and will benefit from an interest rate of 5%. The loan was initially recorded at a fair value of $78,540, considering the grant, the interest-free loan and the reimbursement on December 31, 2022. An effective rate of 24.7% was used, taking into account the rate that the Company would have obtained for a similar loan. The residual value of $31,911 was recorded as a deferred government grant in the statement of financial position and will be recognized in the statement of loss at the same time as the underlying expenses in general and administrative. As at December 31, 2020, an amortization of $6,382 was recognized in the statement of operations.

The reconciliation of CEBA loans is as follows:

Opening balance	$78,540
Recognition of deferred grants	(31,911)
Interest accretion during the year	3,879
Balance at December 31, 2020	$50,508
Less: current portion	—
Long term portion	$50,508

The reconciliation of deferred grants is as follows:

Opening balance	$—
Recognition of deferred grants	31,911
Amortization of deferred grants during the year	(6,382)
Balance at December 31, 2020	$25,529
Less: current portion	6,382
Long term portion	$19,147

b)

During the year, the Company acquired IP Technology asset, see notes 3 and 5.

During the year, the Company amended the payment terms in September and October 2020, and recognized extinguishment gain of $126,375 and $159,014, respectively. The accretion of interest expenses was $109,188 and was included in statement of operations.

The reconciliation of present value of debt payable from the date of completion of the agreement is as follows:

Value of debt upon closing of the asset purchase (note 3)	$1,148,911
Less: Payment made until December 31, 202	(162,895)
Add: Interest accretion until December 31, 2020	109,188
Present value of debt-pre amendment of payment terms (note 3)	$1,095,204
Present value of debt-post amendment of payment terms (note 3)	809,815
Gain on revaluation of present value for amended terms (note 3)	$285,389

Total long-term debt (a and b)	$860,323
Less: current portion	(209,282)
Long term debt, net of current portion	$651,041

The future commitments for long term debt on an undiscounted basis are as follows:

Year ended
2021	$353,498
2022	512,147
2023	250,000
Total	$1,115,645

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

The balances of due to related party corporations on December 31, 2020 represent advances and payment from related party corporations which are non-interest bearing, unsecured and due on demand. The amount of $100,201 that is recorded as due to related parties as of December 31, 2019 was eliminated upon consolidation of these related parties in 2020, pursuant to the acquisition transaction in 2020, became inter-company.

The amount due to related parties on December 31, 2020 of $65,020 (December 31, 2019 - $100,201) is comprised of $53,882 (December 31, 2019 $Nil) representing amount due to the company under common management of a shareholder of the Company. It also includes an amount of $11,138 (December 31, 2019 - $Nil) paid to a shareholder of the Company. The amount represents working capital financing and is non-interest bearing, unsecured, due on demand and have no set repayment terms.

The total amount owing to the former directors and officers of the Company and corporations controlled by the former directors and officers, in relation to the services they provided to the Company in their capacity as Officers and service provider on December 31, 2020 was $54,436 (December 31, 2019 - $319,969) which includes expense reimbursements. This amount is reflected in accounts payable and is further described below.

a)	As of December 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Chief Executive Officer of the Company of $Nil (December 31, 2019 - $265,533). The amount owing relates to services provided by the former Chief Executive Officer and expense reimbursements. During the year ended December 31, 2020, the Company issued 3,319,162 shares of the common stock to settle a debt owed by the company in amount $265,533. The fair value of these shares, in amount of $232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a gain on settlement of debt in amount of $33,191 in the consolidated statements of operations and comprehensive loss (Note 10).

b)	As of December 31, 2020, the Company had an amount owing to an entity owned and controlled by the former Secretary of the Company of $54,436 (December 31, 2019 - $54,436). The amount owing relates to services provided by the then Secretary and expense reimbursements.

During the year ended December 31, 2020, $982,176 (issuance of shares for service – $838,400, stock options expenses - $143,776) was recognized for share-based payment expense to directors and officers of the Company. No expense for share based payments to directors and officers was recognized during the year ended December 31, 2019.

As of December 31, 2020, the Company had an amount owing to the Chief Executive Officer for $78,540 (December 31, 2019 - $Nil), included in accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

As of December 31, 2020, the Company had an amount owing to the Chief Financial Officer for $30,909 (December 31, 2019 - $Nil), included in Accounts payable and accrued liabilities. The amount owing relates to services provided and is recorded as consulting expenses.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 10 – COMMON STOCK AND COMMON SHARE PURCHASE WARRANTS

Common Stock

The Company is authorized to issue 500,000,000 common stocks with a par value of $0.0001.

Shares issued on private placement:

In January 2020, the Company issued 757,575 non-registered shares of the Company's common stock. The net proceeds in amount of $34,091 was received in advance on December 31, 2019.

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

The $265,533 debt was owed to a corporation controlled by a former Chief Executive Officer of the company (note 9(a)). The fair value of these shares, in amount of $232,342, was determined by using the market price of the common stock as at the date of issuance. The Company recognized a Gain on settlement of debt in amount of $33,191 in statement of operations.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

On September 30, 2020, the Company cancelled 9,330,000 shares of the common stock and 14,845,000 share purchase warrants which was allocated in connection with acquisition of MSS that was a 70% subsidiary of BGC on May 31, 2020. During the period September 30, 2020, 4,665,000 shares of common stock, 1,237,034 share purchase warrants and contingent consideration that were valued at $519,473, $88,758 and $2,191,064 respectively was recorded as common stock and additional paid-in capital. Pursuant to the deemed disposition of MSS, a debit in the amount of $2,799,295 were recorded in additional paid in capital to reflect the cancellation of common shares and share purchase warrants.

Shares issued for services:

In March 2020, the company issued 1,160,000 shares of the common stock to arm’s length third parties as compensation for services rendered. The fair value of these shares, in amount of $145,000, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations.

In April 2020 and August 2020, the Company issued 2,000,000 and 1,200,000, respectively, shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000 and $386,400, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations.

In August 2020, the Company issued 800,000 shares of the common stock to an arm’s length third party as compensation for services rendered. The fair value of these shares, in the amount of $257,600, was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations.

In October 2020, the Company issued 1,000,000 shares of common stock to the Chief Financial Officer as compensation for services. The fair value of these shares in the amount of $202,000 was determined by using the market price of the common stock as at the date of decision to issue and charged to statement of operations.

Shares issued on Asset purchase:

On July 15, 2020, the Company entered into certain Intellectual Property Rights Purchase and Transfer Agreement with Moxie Holdings Private Ltd., an Indian corporation for (i) cash consideration of $1.2 million to be paid in installments, see (note 3) (ii) four million (4,000,000) newly issued shares of common stock, and (iii) warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.50 per share valid for three years. The Asset was included in intangible assets as IP Technology under development for total consideration of $3,106,831. The fair value of consideration paid was allocated as follows (i) cash consideration at net present value of $1,148,911, using weighted average cost of capital of 24.64% (ii) consideration in common stock was valued at $1,360,000 based on fair value of the Company’s stock of common share on acquisition date of $0.34 per share, and (iii) consideration in warrants was valued at $597,920 using Black-Scholes pricing model with Risk free interest rate of 0.19%, expected volatility of 189.8%, exercise price of $0.50 per share and expected life of 3 years.

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

In May 2019, the Company completed various private placements for the sale of non-registered shares of the Company’s common stock. As a result of these private placements 1,038,461 non-registered shares of the Company’s common stock was issued for proceeds of $103,846.

During July and August 2019, the Company completed private placements for the sale of non-registered shares of the Company’s common stock. As a result of these private placements 1,000,000 non-registered shares of the Company’s common stock was issued for proceeds of $92,308.

In December 2019, the Company completed a private placement for the sale of non-registered shares of the Company’s common stock. As a result of the private placement 757,575 non-registered shares of the Company’s common stock was issued for proceeds of $34,091.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

Shares to be issued

On acquisition of BGC:

On April 20, 2020, the Company and its shareholders entered into a Share Exchange Agreement with BGC. Pursuant to the Share Exchange Agreement, the Company agreed to exchange 100% of the outstanding equity stock of BGC held by its shareholders for shares of common stock of the Company. Under the terms of the amended agreement, the Company will issue 41,313,400 newly issued shares of the common stock and 56,186,560 share purchase warrants to the shareholders of the Company. Each warrant is exercisable into one common share of the Company at an exercise price of $0.25 within three years of the issue date.

On September 30, 2020, the Company cancelled 9,330,000 shares of the common stock and 14,845,000 share purchase warrants which was allocated in connection with acquisition of MSS that was a 70% subsidiary of BGC on May 31, 2020. At December 31, 2020 the fair value of 31,983,430 common shares at $0.18650 per share was determined to be $5,964,910 and the fair value of the 41,341,560 share purchase warrants at $0.1681 per share was determined to be $6,949,103. The fair value of the share purchase warrants was based on a Black-Scholes analysis and the projected payout dates discounted at the cost of equity of 28.49% for an exercise price of $0.25 per share and expected life of 3 years.

The shares to be issued for this acquisition was calculated using the market price of the shares of the Company on May 31, 2020, the date of closing of the transaction. The value of the contingent consideration common shares and warrants to be issued for this acquisition was calculated using the Black-Scholes pricing model and the projected earnout dates discounted at the cost of equity. The total price was determined to be $18,900,320. The amount of contingent consideration on the date of acquisition was $11,644,471. This was revalued regularly and the change in fair value loss of $387,356 was recorded in the consolidated statement of operations.

On May 31, 2020, common shares of 20,656,715 and warrants of 4,682,026 was issued and held in escrow by the Company. The common shares were assigned a value of $6,197,015 and the warrants $1,058,834, total amounting to $7,255,849 was recorded as issued and outstanding during the year ended December 31, 2020. On September 30, 2020, as a result of cancellation of common shares and share purchase warrants allocated to MSS the shares to be issued were reduced by 4,665,000 shares of common stock with fair value of $2,799,295, which also includes the fair value of share purchase warrants.

Reconciliation of contingent consideration payable is as follows:

Contingent consideration on date of acquisition of BGC	$11,644,471
Change in fair value during the year	387,356
Contingent recognized as shares to be issued during the year	(8,457,459)
Gain on waiver of 2021 and 2022 revenue targets by the Board	(3,574,368)
Contingent consideration as at December 31, 2020	—

The Company has provided for share-based payments of $165,000 for 1,500,000 common shares to be issued at fair market price of $0.11 per share pursuant to a General Release Agreement with certain former consultants.

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

On July 15, 2020, the Company issued 2,000,000 warrants at an exercise price of $0.50 per warrant within a period of three years pursuant to the acquisition of asset transaction, see note 3. The fair value of the warrants was determined as $597,920 using the Black-Scholes pricing model with the assumption for volatility of 189.8%, risk- free interest rate of 0.19% and stock price of $0.34.

On August 5, 2020, the Company issued 400,000 warrants at an exercise price of $0.50 per warrant within a period of three years. The fair value of the warrants was determined to be $94,400 using the Black-Scholes pricing model with the assumption for volatility of 150.44%, risk-free interest rate of 0.27% and stock price of $0.31.

NOTE 11 – SHARE-BASED PAYMENTS

On January 15, 2020, the Company issued 3,000,000 common stock purchase options at an exercise price of $0.10 to directors, officers and consultants of the Company. 83,415 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 3,000,000 stock options were assigned a fair value of $172,168 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 1.54%; expected volatility of 124%; expected dividend yield – nil; expected life of 7 years. For the year ended December 31, 2020, 1,000,056 options vested and the fair value of those vested options, in amount of $57,379, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On March 1, 2020, the Company decided to issue 2,000,000 shares of the common stock to Chief Executive of the Company as compensation for services. The fair value of these shares, in amount of $250,000, was determined by using the market price of the common stock as at the date of decision of issuance and charged to statement of operations. The shares were subsequently issued in April 2020.

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

On March 11, 2020, the Company granted 2,000,000 common stock purchase options at an exercise price of $0.10 to two directors of the Company. 55,610 of these options vested immediately and are exercisable for seven years from the grant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.10 and would vest ratably over a three-year period from the date of grant. The 2,000,000 stock options were assigned a fair value of $260,195 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 0.57%; expected volatility of 130%; expected dividend yield – nil; expected life of 7 years. For the year ended December 31, 2020, 555,596 options vested and the fair value of those vested options, in amount of $72,281, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On October 22, 2020, the Company granted 1,000,000 common stock purchase options at an exercise price of $0.20 to the Chief Financial Officer of the Company. 27,805 of these options vested immediately and are exercisable for seven years from the rant date. Remaining options were exercisable for seven years from the grant date at an exercise price of $0.20 and would vest ratably over a three-year period from the date of grant. The

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

1,000,000 stock options were assigned a fair value of $169,167 using the Black-Scholes pricing model. The following assumptions were used: Risk free interest rate of – 0.39%; expected volatility of 127%; expected dividend yield – nil; expected life of 7 years. For the year ended December 31, 2020, 83,359 options vested and the fair value of those vested options, in amount of $14,102, was charged to statement of operations with a credit in additional paid-in capital. (Note 9)

On October 22, 2020, the Company decided to issue 1,000,000 shares of the common stock to Chief Financial Officer of the Company as compensation for services. The fair value of these shares, in amount of $202,000, was determined by using the market price of the common stock as at the date of decision of issuance and charged to statement of operations.

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

The components of share-based payments expense are detailed in the table below.

	Date of grant	Contractual life	Number	Exercise price ($)	Year ended Dec 31, 2020 ($)	Year ended Dec 31, 2019 ($)	Share price ($)	Risk- free rate	Volatility	Dividend yield	Expected life (years)

Share issued for services	January 20, 2019	N/A	1,000,000	N/A	—	177,000	0.177	—	—	—	—
Stock options for services	April 20, 2019	N/A	500,000	N/A		50,000	0.10	—	—	—	—
Stock options	January 15, 2020	7 years	3,000,000	0.10	57,379	—	0.07	1.54%	124%	Nil	6.79
Share issued for services	March 1, 2020	N/A	1,160,000	N/A	145,000	—	0.12	—	—	—	—
Share issued for services	March 1, 2020	N/A	2,000,000	N/A	250,000	—	0.11	—	—	—	—
Stock options	March 11, 2020	7 years	2,000,000	0.10	72,281	—	0.14	0.57%	130%	Nil	6.95
Share issued for services	August 13, 2020	N/A	2,000,000	N/A	644,000	—	0.43	—	—	—	—
Stock options	October 22, 2020	7 years	1,000,000	0.20	14,102	—	0.202	0.39%	127%	Nil	6.75
Shares issued for services	October 22, 2020	N/A	1,000,000	N/A	202,000	—	—	—	—	—	—
					$1,384,762	$227,000

As at December 31, 2020, the Company has the following stock options:

		Contractual		Number of units	Weighted Average Exercise Price
Grant date	Fair Value	Life (years)	Units	vested	(C$)
January 15, 2020	172,168	5.92	3,000,000	1,000,056	0.10
March 11, 2020	260,195	6.20	2,000,000	555,596	0.10
October 22, 2020	169,167	6.75	1,000,000	83,359	0.20
Total	601,530		6,000,000	1,639,011

Information with respect to Company’s stock options is presented below:

	2020		2019
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Balance, beginning of year	500,000	0.10	—	—
Options issued	6,000,000	0.12	500,000	0.10
Options cancelled	(500,000)		—	—
Balance, end of year	6,000,000	0.12	500,000	0.10

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

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements. Future requirements may be met through a combination of credit and access to capital markets. The Company's cash requirements are dependent on the level of operating activity, a large portion of which is discretionary. Should management decide to increase its operating activity, more funds than what is currently in place would be required. It is not possible to predict whether financing efforts will be successful or sufficient in the future. On December 31, 2020, the Company had $64,412 in cash and cash equivalents (December 31, 2019 - $21,477). Subsequent to December 31, 2020, the Company raised approximately $400,000 in financing. See (note 16)

Currency risk: Zoompass Holdings, its Indian subsidiaries and Canadian subsidiaries transactions are in US dollars and Indian Rupees, Canadian dollars, respectively. The results of the Company's operations are subject to currency translation risk. The Company mitigates foreign exchange risk through forecasting its foreign currency denominated expenditures and maintaining an appropriate balance of cash in each currency to meet the expenditures. As the Company's reporting currency is the US dollar, fluctuations in US dollar will affect the results of the Company.

Credit risk: Credit risk is the risk of loss associated with a counterparty's inability to fulfill its payment obligations. As of December 31, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents and accounts receivable. On December 31, 2020, most of the Company's cash and cash equivalents were held with reputable Canadian chartered banks. The nature of Company’s diverse customer base ensures that there is no concentration of credit risk. Based on accounts receivable amounts that are past due, historical trends and available information there is no indication that a customer could be experiencing liquidity or going concern problems.

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

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitment

There were no commitments as of December 31, 2020 and December 31, 2019 other than those disclosed in these consolidated financial statements.

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

b)

Also, during the year ended December 31, 2017, the Company learned that two derivative complaints (the “Derivative Complaints”) on behalf of the Company have been filed against the Company’s Directors and Chief Executive Officer, President, Corporate Secretary, and Chief Financial Officer, and nominally against the Company, in Nevada state and federal court. The state court action subsequently was removed to federal court. The Derivative Complaints allege, inter alia, that the Company’s officers and directors directed the Company to undertake an unlawful scheme to promote its stock. The Company has been served with the Derivative Complaints. The Company has analyzed them and based on its analysis, has concluded that the Derivative Complaints are legally deficient and otherwise without merit. As of May 27, 2020, the Derivative Complaints, including applicable appeals, have been settled or dismissed by the parties and the applicable courts.

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

As of December 31, 2020, there are no legal proceedings involving the Company.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 14 – DEEMED DISPOSAL OF A SUBSIDIARY

The Company decided to terminate the agreement with MSS, as management lost control over the operations as of September 30, 2020 (deemed disposal). MSS was acquired by the Company on May 31, 2020 (See Note 3) as a 70% subsidiary of BGC. The assessment of fair value on the consideration allocated to MSS by way of common shares and share purchase warrants were cancelled as of September 30, 2020. Under the acquisition method of accounting, the preliminary allocation of purchase price to MSS based on the estimated fair value at the date of completion of the acquisition was as follows:

Common shares	519,472
Fair value of warrants	88,758
Contingent shares/warrants - contingent consideration	2,191,064
Total consideration	2,799,294
Net assets acquired
Cash and cash equivalents	13,835
Accounts receivable	145,011
Inventory	5,838
Right-of-use asset
Other assets	39,158
Equipment	16,463
Goodwill	3,581,168
Intangible assets	416,000
Accounts payable and accrued liabilities	(61,583)
Note and debt payable	(126,626)
Tax provision
Other liabilities	(30,432)
Non-controlling interest	(1,199,538)
Total net assets acquired	2,799,294

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

 At September 30, 2020 the assets and liabilities related to MSS are as follows:

	Note	September 30, 2020
Current assets
Cash and cash equivalents		4,053
Accounts receivable		129,669
Inventory		5,678
Other current assets		27,863
Total current assets		167,263
Non-current assets
Equipment, net	4	17,081
Right-of-use asset	6	178,966
Total non-current assets		196,047
Total assets		363,310
Current liabilities
Accounts payable and accrued liabilities		121,325
Due to related parties		78,272
Lease obligation - current portion	6	41,010
Long-term debt - current portion	14(a)	17,330
Total current liabilities		257,937
Non-current liabilities
Lease obligation - long term portion	6	159,142
Long-term debt	14(a)	91,200
Total non-current liabilities		250,342
Total liabilities		508,279

Net assets		(144,969)

The operating results of MSS for the period from June 1, 2020 to September 30, 2020 included in the consolidated statement of operations and comprehensive loss, as follows:

Note	From June 1, 2020 to September 30, 2020

Revenue from services rendered	148,701
Cost of revenue	45,539

Gross Profit	103,162
Expenses
Salaries and consulting fees	139,403
Professional fees	1,394
Rent expenses	37,042
Office and sundry expenses	6,356
Depreciation and amortization	28,930
Travel expense	1,807
Bad debts	45,905
Interest and bank charges	13,435
274,272
Net Loss	(171,110

Less: net loss attributable to non-controlling interest	51,113
Net loss attributable to the Company	(119,777

Other Comprehensive income
Gain on foreign currency translation	14,767
Less: Other comprehensive income attributable to non-controlling interest	(4,430)
Total Comprehensive loss	156,343

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

\

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(a) Long-term debt

On September 30, 2020, long term debt consisted of the following:

a)

On November 30, 2019, MSS obtained an unsecured loan from Tata Capital in the amount of $26,677 (Indian Rupees 2,015,000) repayable over a period of 40 months at interest rate of 17.99%. The balance of the loan on September 30, 2020 was $29,601.

b)

On January 30, 2020, MSS obtained an unsecured loan from ICICI Bank in the amount of $33,098 (Indian Rupees 2,500,000) repayable over a period of 40 months at interest rate of 17%. The balance of the loan on September 30, 2020 was $33,747. On August 13, 2020, an additional loan for $6,796 (Indian Rupees 500,000) was obtained that is repayable over a period of 48 months. The balance of the loan on September 30, 2020 was $10,412.

c)

On January 30, 2020, MSS obtained an unsecured loan from IDFC First Bank Limited in the amount of $33,760 (Indian Rupees 2,550,000) repayable over a period of 36 months at interest rate of 17%. The balance of the loan on September 30, 2020 was $34,770.

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

As of September 30, 2020, the statement of cash flows related to MSS are as follow:

Cash flows provided by (used in) operating activities
Net loss from deemed disposition	(171,110))
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	28,930
Provision for bad and doubtful debts	45,905
Interest expense	13,435

(Increase) Decrease in:
Account receivable	(15,342)
Inventory	(160)
Other assets	(11,295)
Increase (Decrease) in:
Accounts payable and accrued liabilities	59,742
Other liabilities	(30,432)
Net cash used in operating activities	(80,327)
Cash flows provided by (used in) financing activities
Proceeds from note payable
Repayment of debt	(18,096)
Due to related party	78,272
Net cash provided by financing activities	60,176
Net change in cash	(20,151)
Effect of exchange rate changes	10,369
Cash, beginning of period	13,835
Cash, end of period	4,053

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 15 – INCOME TAXES

The following table reconciles the expected income tax expense (recovery) for different jurisdictions at the Company’s effective combined tax rate of 21%.

	2020	2019
Net loss before income taxes	(19,214,750)	(615,256)
Expected income tax expense (recovery) at statutory rate of 21% (2019 - 35%)	(4,035,097)	(215,341)

Impact of tax rate differences in foreign jurisdictions	(46,890)	64,800
Tax rate changes and other adjustments	148,783	(4,693)
Permanent difference	3,733,812	47,736
Change in valuation allowance	199,531	107,498
Income tax expense (recovery)	139	0

Unrecognized deferred tax assets:

The following table reflects the gross unused tax losses and deductible temporary differences for which deferred tax assets have not been recognized in the financial statements:

	2020	2019
Non-capital loss carry-forward for Canadian purposes	1,575,636	1,376,244
Net operating loss carryforward US	166,516	166,516
Valuation allowance	(1,742,291)	(1,542,760)

 The Company’s non-capital losses expires as follows:

	Canada Losses		USA Losses
Year	Balance	Expiry	Balance	Expiry
2020	752,424	2040	—	2040
2019	387,685	2039	322	2039
2018	1,634,662	2038	214,173	2038
2017	2,258,953	2037	440,437	2037
2016	912,072	2036	138,001	2036
	5,945,796		792,933

ZOOMPASS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

NOTE 16 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 24, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During the three months period ended March 31, 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 3,614,685 non- registered shares of the Company's common stock was issued for gross proceeds of $298,355.

In March 2021, the Company announced that its subsidiary, BGC, signed a strategic partnership agreement to provide Business-to-Business (B2B) solutions. Under the terms of the agreement the Company will receive a one-time customization and implementation fee of US$350,000.

In August 2021, the Company completed a private placement for the sale of non-registered shares of the Company's common stock. As a result of the private placement 1,200,000 non-registered shares of the Company's common stock was issued for gross proceeds of $96,000.

The payment of all the Notes payable amounts disclosed in the consolidated financial statements as of December 31, 2020 has been extended based on the same terms (note 7). Subsequent to December 31, 2020, the Company’s received an additional $23,630 (CD$30,000) from a shareholder for payment of operating expenses. The loan does not bear any interest and is unsecured.

Subsequent to December 31, 2020, the Company received CD$300,000 from a Convertible Debenture offering of 3,000 units. Each unit is comprised of one (1) debenture in the principal amount of CD$1,000 per unit with a term of three (3) years from the date of issuance and bearing interest at the rate of 12% per annum. The whole or any part of the principal amount of the Debenture plus any accrued and unpaid interest may be convertible at the option of the debenture holder into common shares of the Company at a price equal to US$0.20 per share at any time up to the maturity date. The right of conversion in the Debenture may be accelerated by the Company if the closing price of the Company’s common shares exceeds 200% of the Conversion price for a period of 20 trading days in a 30-day period at any time up to the maturity date as more specifically set out in the Debenture agreement.

Subsequent to the year ended December 31, 2020, the Company repaid a long-term debt due to Moxies, an amount of $353,498 (note 8).

